Form 10-Q
period 1996-03-31
FJS PROPERTIES FUND I LP
filed 1996-05-14
CIK 756435

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington D.C. 20549
                                           ---------
                                           FORM 10-Q

                       Quarterly Report Pursuant to Section 13 or 15(d)
                              of the Securities Exchange Act of 1934

For the quarter ended March 31, 1996          Commission File Number 2-93980
                      --------------                                 -------
                                      FJS PROPERTIES FUND I, L.P.
                         (Exact name of registrant as specified in its charter)

          Delaware                                                    13-3252067
         (State or other jurisdiction of                        (I.R.S. Employer
          incorporation or organization)
                                                             Identification No.)
           264 Route 537 East
           Colts Neck, New Jersey                                          07722
           (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:     (908) 542-9209


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X      No

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of May 10, 1996.

FJS PROPERTIES FUND I, L.P.
- --------------------------------------------------------------------------------


INDEX
- --------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1:    Financial Statements

           Balance Sheets as of March 31, 1996 [Unaudited]
           and December 31, 1995 ......................................        1

           Statements of Operations for the three months ended
           March 31, 1996 and 1995 [Unaudited].........................        2

           Statement of Partners' Capital for the three months
           ended March 31, 1996 [Unaudited]...... .....................        3

           Statements of Cash Flows for the three months ended
           March 31, 1996 and 1995 [Unaudited].........................        4

           Notes to Financial Statements [Unaudited]...................        5

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................        6

Part II: OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K............................        7

Signature Page............................................ ............        8




                                           .   .   .   .   .   .   .   .

PART I - FINANCIAL STATEMENTS
Item 1.
- --------------------------------------------------------------------------------


FJS PROPERTIES FUND I, L.P.
- --------------------------------------------------------------------------------


BALANCE SHEETS
 -------------------------------------------------------------------------------



                                                                                          March 31,          December 31,
                                                                                  1 9 9 6             1 9 9 5
Assets:
Current Assets:
   Cash and Cash Equivalents                                                          $       551,076     $       542,337
   Cash - Escrow                                                                              248,775             188,468
   Cash - Security Deposits                                                                   127,147             122,367
   Other Current Assets                                                                       101,386             101,040
                                                                                      ---------------     ---------------

   Total Current Assets                                                                     1,028,384             954,212
                                                                                      ---------------     ---------------

Property Investment:
   Land                                                                                     2,296,804           2,296,804
   Buildings                                                                                6,569,125           6,569,125
   Furniture, Fixtures and Building Improvements                                            1,727,549           1,727,549
                                                                                      ---------------     ---------------

   Totals - At Cost                                                                        10,593,478          10,593,478
   Less:  Accumulated Depreciation                                                         (4,074,028)         (4,011,823)
                                                                                      ---------------     ---------------

   Property Investment - Net                                                                6,519,450           6,581,655
                                                                                      ---------------     ---------------

Other Assets                                                                                  214,903             221,005
                                                                                      ---------------     ---------------

   Total Assets                                                                       $     7,762,737     $     7,756,872
                                                                                      ===============     ===============

Liabilities and Partners' Capital:
Current Liabilities:
   Accounts Payable                                                                   $        68,578     $        63,561
   Accounts Payable - Related Party                                                            16,851              25,549
   Accrued Interest                                                                            39,275              38,947
   Other Accrued Expenses                                                                      59,729               8,409
   Tenant Security Deposits                                                                   127,147             122,367
   Mortgage Payable - Current Portion                                                          59,444              58,019
                                                                                      ---------------     ---------------

   Total Current Liabilities                                                                  371,024             316,852
                                                                                      ---------------     ---------------

Long-Term Liability:
   Mortgage Payable - Non-Current Portion                                                   4,841,562           4,856,967
                                                                                      ---------------     ---------------

Partners' Capital:
   General Partner                                                                         (1,210,358)         (1,210,028)
   Limited Partners                                                                         3,760,509           3,793,081
                                                                                      ---------------     ---------------

   Total Partners' Capital                                                                  2,550,151           2,583,053
                                                                                      ---------------     ---------------

   Total Liabilities and Partners' Capital                                            $     7,762,737     $     7,756,872
                                                                                      ===============     ===============


See Accompanying Notes to Financial Statements.


                                                             1

FJS PROPERTIES FUND I, L.P.
- --------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
- --------------------------------------------------------------------------------



                                                                                          Three months ended
                                                                                                  March 31,
                                                                                                  ---------
                                                                                          1 9 9 6             1 9 9 5
                                                                                          -------             -------
Rental Income                                                                         $       467,880     $       462,995
Cost of Rental Income                                                                         158,682             143,748
                                                                                      ---------------     ---------------

   Gross Profit                                                                               309,198             319,247
                                                                                      ---------------     ---------------

Expenses:
   Selling, General and Administrative Expenses                                               153,940             144,349
   Depreciation and Amortization                                                               68,307              68,371
                                                                                      ---------------     ---------------

   Total Expenses                                                                             222,247             212,720
                                                                                      ---------------     ---------------

   Operating Income                                                                            86,951             106,527
                                                                                      ---------------     ---------------

Other [Income] and Expenses:
   Interest Income                                                                             (5,491)             (5,417)
   Interest Expense                                                                           119,578             120,882
                                                                                      ---------------     ---------------

   Total Other Expenses - Net                                                                 114,087             115,465
                                                                                      ---------------     ---------------

   Net Loss                                                                           $       (27,136)    $        (8,938)
                                                                                      ===============     ===============

   Loss Per Limited Partnership Unit                                                  $         (1.62)    $          (.53)
                                                                                      ===============     ===============

   Distributions Per Limited Partnership Unit                                         $           .34     $           .23
                                                                                      ===============     ===============

   Weighted Average Number of Limited
     Partnership Units Outstanding                                                             16,788              16,788
                                                                                      ===============     ===============



See Accompanying Notes to Financial Statements.

                                                             2

FJS PROPERTIES FUND I, L.P.
- --------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL FOR THE THREE MONTHS ENDED MARCH 31, 1996. [UNAUDITED]
- --------------------------------------------------------------------------------


                                                                                                               Total
                                                                     General             Limited             Partners'
                                                                     Partner             Partners             Capital

Partners' Capital - December 31, 1995                             $     (1,210,028)   $     3,793,081     $     2,583,053

   Net Loss for the three months
     ended March 31, 1996                                                     (272)           (26,864)            (27,136)

   Cash Distributions to Partners                                              (58)            (5,708)             (5,766)
                                                                  ----------------    ---------------     ---------------

   Partners' Capital - March 31, 1996
     [Unaudited]                                                  $     (1,210,358)   $     3,760,509     $     2,550,151
                                                                  ================    ===============     ===============



See Accompanying Notes to Financial Statements.

                                                             3

FJS PROPERTIES FUND I, L.P.
- --------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------ -------------------------------------------------------------------------


                                                                                          Three months ended
                                                                                                  March 31,
                                                                                                  ---------
                                                                                          1 9 9 6             1 9 9 5
                                                                                          -------             -------

Operating Activities:
   Net Loss                                                                           $       (27,136)    $        (8,938)
                                                                                      ---------------     ---------------
   Adjustments to Reconcile Net Loss to
     Net Cash Provided by Operating Activities:
     Depreciation                                                                              62,205              62,269
     Amortization                                                                               6,102               6,102

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Escrow                                                                                 (60,307)            (94,491)
       Security Deposits                                                                       (4,780)             (1,969)
       Other Current Assets                                                                      (345)             29,579

     Increase [Decrease] in:
       Accounts Payable                                                                         5,018             (12,678)
       Accrued Interest                                                                           326                (101)
       Other Accrued Expenses                                                                  51,320              53,389
       Accounts Payable - Related Party                                                        (8,698)                225
       Tenant Security Deposits                                                                 4,780               1,969
       Deferred Income                                                                             --                (400)
                                                                                      ---------------     ---------------

     Total Adjustments                                                                         55,621              43,894
                                                                                      ---------------     ---------------

   Net Cash - Operating Activities                                                             28,485              34,956
                                                                                      ---------------     ---------------

Financing Activities:
   Principal Payments on Mortgages                                                            (13,980)            (12,687)
   Cash Distributions to Partners                                                              (5,766)             (3,901)
                                                                                      ---------------     ---------------

   Net Cash - Financing Activities                                                            (19,746)            (16,588)
                                                                                      ---------------     ---------------

   Net Increase in Cash and Cash Equivalents                                                    8,739              18,368

Cash and Cash Equivalents - Beginning of Periods                                              542,337             574,627
                                                                                      ---------------     ---------------

   Cash and Cash Equivalents - End of Periods                                         $       551,076     $       592,995
                                                                                      ===============     ===============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest during the three months ended March 31, 1996 and 1995 was $119,690 and $120,984, respectively.

   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


See Accompanying Notes to Financial Statements.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
- --------------------------------------------------------------------------------




[A] Significant Accounting Policies

Significant accounting policies of FJS Properties Fund I, L.P. are set forth in the Partnership's Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

[B] Basis of Reporting

The balance sheet as of March 31, 1996, the statements of operations for the three months ended March 31, 1996 and 1995, the statement of partners' capital for the three months ended March 31, 1996, and the statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at March 31, 1996, and the results of its operations and cash flows for the three months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1995.

Certain reclassifications may have been made to the 1995 financial statements to conform to classifications used in 1996.

Item 2:

FJS PROPERTIES FUND I, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------



Liquidity and Capital Resources

As of the present date, the Partnership owns and operates one property, the Pavilion Apartments, and does not intend to acquire any other property.

Cash flow from Pavilion should be sufficient to permit the Partnership to make the constant monthly payments due prior to maturity on the first mortgage and to meet its monthly operating expenses. However, should there be a significant decrease in Pavilion's occupancy or rental rates, there can be no assurance that the Partnership would be able to obtain sufficient funds to make such payments.

Operations

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies around 90% for the first quarter of 1996. Physical occupancy stands at 89.7% as of May 6, 1996, with 32 vacant apartments of which 18 have been rented with tenant move-in scheduled during May, and 14 apartments available for lease. Rental income for the three month period ended March 31, 1996, increased slightly to $467,880 as compared to $462,995 for the comparable period of the prior year. This increase was attributable to the increased rental rates enjoyed by the Pavilion Apartments as well as a reduction in the rental allowances given to tenants, which were offset by increased vacancies at the project. Cost of rental income, consisting mainly of real estate taxes, repairs and maintenance and utilities increased from $143,748 to $158,682 for the comparable three month periods of 1995 and 1996, respectively. The increase was principally from increased repairs, maintenance and replacements at the project which reflect the initiation of the upgrade/rehabilitation program at the Pavilion. This will include pressure cleaning, recaulking and repainting of the buildings, remarciting of the swimming pool, reroofing of many of the patio areas at the property and improvements in various other areas to improve the look and presentation of the property as required to compete in the local real estate market.

Selling, general and administrative expenses increased to $153,940 as compared to $144,349 for the comparable three month period of the prior year. This increase is attributable to increased payroll costs, reflecting additional leasing staff to provide additional marketing and follow-up for the leasing program. In addition greater professional fees were accrued reflecting the costs of the quarterly and annual reporting requirements for the Partnership.

Although rental income showed a slight increase, the increases in the cost of rental income and selling, general and administrative expenses resulted in operating income showing a decrease for the comparable three month periods of 1995 and 1996 from $106,527 to $86,951, respectively.

Inflation

As of the present date, inflation has not had a major impact on the operations of the Partnership.

PART II - OTHER INFORMATION
- --------------------------------------------------------------------------------



Item 6.  Exhibits and Reports on Form 8-K

[a] Exhibits as required by Item 601 of Regulation S-K:

None Required

[b] Reports on Form 8-K:

None filed during the quarter for which this report is submitted

SIGNATURES
- --------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     FJS PROPERTIES FUND I, L.P.


Date: May 14, 1996                                       By: /s/ Andrew C. Alson
                                                            -------------------
                                                                Andrew C. Alson
                                         (President and Chief Financial Officer)
                                                            FJS Properties, Inc.
                                                                General Partner
                                         8