Form 10-Q
period 1996-06-30
FJS PROPERTIES FUND I LP
filed 1996-08-09
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 1996              Commission File Number 2-93980
                      -------------                                    -------

                           FJS PROPERTIES FUND I, L.P.
             (Exact name of registrant as specified in its charter)

               Delaware                                     13-3252067
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            264 Route 537 East
            Colts Neck, New Jersey                             07722
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:     (908) 542-9209


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of August 9, 1996.

FJS PROPERTIES FUND I, L.P.
- ------------------------------------------------------------------------------


INDEX
- ------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Balance Sheets as of June 30, 1996 [Unaudited]
        and December 31, 1995 ....................................      1

        Statements of Operations for the three months and six months
        ended June 30, 1996 and 1995 [Unaudited]..................      2

        Statement of Partners' Capital for the six months
        ended June 30, 1996 [Unaudited]...........................      3

        Statements of Cash Flows for the six months ended
        June 30, 1996 and 1995 [Unaudited]........................      4

        Notes to Financial Statements [Unaudited].................      5

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................      6

Part II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K..........................      7

Signature Page....................................................      8




                          .   .   .   .   .   .   .   .

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------


FJS PROPERTIES FUND I, L.P.
- ------------------------------------------------------------------------------


BALANCE SHEETS
- ------------------------------------------------------------------------------



                                                            June 30,    December 31,
                                                             1 9 9 6       1 9 9 5
                                                           [Unaudited]
Assets:

Current Assets:
  Cash and Cash Equivalents                                $  503,698   $   542,337
  Cash - Escrow                                               335,538       188,468
  Cash - Security Deposits                                    134,817       122,367
  Other Current Assets                                         70,792       101,040
                                                           ----------   -----------

  Total Current Assets                                      1,044,845       954,212
                                                           ----------   -----------

Property Investment:
  Land                                                      2,296,804     2,296,804
  Buildings                                                 6,569,125     6,569,125
  Furniture, Fixtures and Building Improvements             1,730,940     1,727,549
                                                           ----------   -----------

  Totals - At Cost                                         10,596,869    10,593,478
  Less:  Accumulated Depreciation                          (4,136,572)   (4,011,823)
                                                           ----------   -----------

  Property Investment - Net                                 6,460,297     6,581,655
                                                           ----------   -----------

Other Assets                                                  208,801       221,005
                                                           ----------   -----------

  Total Assets                                             $7,713,943   $ 7,756,872
                                                           ==========   ===========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                         $   64,338   $    63,561
  Accounts Payable - Related Party                              6,254        25,549
  Accrued Interest                                             37,855        38,947
  Other Accrued Expenses                                      113,473         8,409
  Tenant Security Deposits                                    134,817       122,367
  Mortgage Payable - Current Portion                           60,906        58,019
                                                           ----------   -----------

  Total Current Liabilities                                   417,643       316,852
                                                           ----------   -----------

Long-Term Liability:
  Mortgage Payable - Non-Current Portion                    4,825,776     4,856,967
                                                           ----------   -----------

Partners' Capital:
  General Partner                                          (1,211,153)   (1,210,028)
  Limited Partners                                          3,681,677     3,793,081
                                                           ----------   -----------

  Total Partners' Capital                                   2,470,524     2,583,053
                                                           ----------   -----------

  Total Liabilities and Partners' Capital                  $7,713,943   $ 7,756,872
                                                           ==========   ===========


See Accompanying Notes to Financial Statements.



FJS PROPERTIES FUND I, L.P.
- ------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
- ------------------------------------------------------------------------------



                                     Three months ended         Six months ended
                                          June 30,                  June 30,
                                          --------                  --------
                                     1 9 9 6      1 9 9 5      1 9 9 6     1 9 9 5
                                     -------      -------      -------     -------

Rental Income                      $  465,432  $  461,297   $   933,312 $   924,292
Cost of Rental Income                 166,008     161,355       324,689     305,103
                                   ----------  ----------   ----------- -----------

  Gross Profit                        299,424     299,942       608,623     619,189
                                   ----------  ----------   ----------- -----------

Expenses:
  Selling, General and Administrative
   Expenses                           172,204     142,589       326,145     286,938
  Depreciation and Amortization        68,646      68,439       136,953     136,810
                                   ----------  ----------   ----------- -----------

  Total Expenses                      240,850     211,028       463,098     423,748
                                   ----------  ----------   ----------- -----------

  Operating Income                     58,574      88,914       145,525     195,441
                                   ----------  ----------   ----------- -----------

Other [Income] and Expenses:
  Interest Income                      (5,840)     (7,154)      (11,331)    (12,571)
  Interest Expense                    117,926     119,247       237,504     240,129
                                   ----------  ----------   ----------- -----------

  Other Expenses - Net                112,086     112,093       226,173     227,558
                                   ----------  ----------   ----------- -----------

  Net [Loss]                       $  (53,512) $  (23,179)  $   (80,648)$   (32,117)
                                   ==========  ==========   =========== ===========

  [Loss] Per Limited Partnership Un$t   (3.16) $    (1.37)  $     (4.76)$     (1.89)
                                   = ========  ==========   =========== ===========

  Distributions Per Limited Partnership
   Unit                            $     1.54  $     2.65   $      1.88 $      2.88
                                   ==========  ==========   =========== ===========

  Weighted Average Number of Limited
   Partnership Units Outstanding       16,788      16,788        16,788      16,788
                                   ==========  ==========   =========== ===========


See Accompanying Notes to Financial Statements.




FJS PROPERTIES FUND I, L.P.
- ------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
- ------------------------------------------------------------------------------


                                                                            Total
                                               General       Limited       Partners'
                                               Partner       Partners      Capital

Partners' Capital - December 31, 1995        $(1,210,028)  $3,793,081   $ 2,583,053

  Net [Loss] for the six months ended
   June 30, 1996                                    (806)     (79,842)      (80,648)

  Cash Distributions to Partners                    (319)     (31,562)      (31,881)
                                             -----------   ----------   -----------

  Partners' Capital - June 30, 1996          $(1,211,153)  $3,681,677   $ 2,470,524
                                             ===========   ==========   ===========



See Accompanying Notes to Financial Statements.


                                         3


FJS PROPERTIES FUND I, L.P.
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                                                Six months ended
                                                                    June 30,
                                                              1 9 9 6      1 9 9 5
                                                              -------      -------

Operating Activities:
  Net [Loss]                                               $  (80,648)  $   (32,117)
                                                           ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   Provided by Operating Activities:
   Depreciation                                               124,749       124,606
   Amortization                                                12,204        12,204

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                                  (147,069)     (189,195)
     Security Deposits                                        (12,450)        2,136
     Other Current Assets                                      30,247        61,463

   Increase [Decrease] in:
     Accounts Payable                                             777       (20,181)
     Accrued Interest                                          (1,092)         (646)
     Other Accrued Expenses                                   105,064       104,968
     Accounts Payable - Related Party                         (19,295)      (11,318)
     Tenant Security Deposits                                  12,450        (2,136)
     Deferred Income                                               --          (400)
                                                           ----------   -----------

   Total Adjustments                                          105,585        81,501
                                                           ----------   -----------

  Net Cash - Operating Activities                              24,937        49,384
                                                           ----------   -----------

Investing Activities:
  Capital Expenditures                                         (3,391)       (2,687)
                                                           ----------   -----------

Financing Activities:
  Principal Payments on Mortgages                             (28,304)      (25,687)
  Distributions to Partners                                   (31,881)      (48,838)
                                                           ----------   -----------

  Net Cash - Financing Activities                             (60,185)      (74,525)
                                                           ----------   -----------

  Net [Decrease] in Cash and Cash Equivalents                 (38,639)      (27,828)

Cash and Cash Equivalents - Beginning of Periods              542,337       574,627
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  503,698   $   546,799
                                                           ==========   ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the six months ended June 30, 1996 and 1995 was $239,036 and $241,655, respectively.

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


See Accompanying Notes to Financial Statements.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
- ------------------------------------------------------------------------------




[A] Significant Accounting Policies

Significant accounting policies of FJS Properties Fund I, L.P. are set forth in the Partnership's Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

[B] Basis of Reporting

The balance sheet as of June 30, 1996, the statements of operations for the three and six months ended June 30, 1996 and 1995, the statement of partners' capital for the six months ended June 30, 1996, and the statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at June 30, 1996, and the results of its operations for the three and six months then ended, and its cash flows for the six months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1995.

Certain reclassifications may have been made to the 1995 financial statements to conform to classifications used in 1996.

Item 2:

FJS PROPERTIES FUND I, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



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

Operations

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies of around 90% during the second quarter of 1996. As of August 6, 1996, there were 35 vacant apartments with 5 scheduled move-ins for August. 30 apartments were available for rent. Physical occupancy therefore stands at 88.8%, with 90.4% of the apartments rented.

Rental income for the comparable three and six month periods ended June 30, 1995 and 1996, showed increases for both the three month period from $461,297 to $465,432 and the six month period from $924,292 to $933,312 of the prior year. The increases were primarily attributable to the increased rental rates enjoyed by the Pavilion Apartments as well as decreases in the amount of rental allowance granted to tenants. These were offset somewhat by an increase in the vacancies experienced at the Pavilion. Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities increased slightly from $161,355 to $166,008 and from $305,103 to $324,689 for the comparable three and six month periods of 1995 and 1996 respectively. The increase was principally from increased Replacements and Repairs and Maintenance which were completed during this period at the Project. This included additional expenses for repainting the Project, resurfacing of the swimming pool and repairs to various awnings around the property.

Selling, General and Administrative Expenses increased substantially to $326,145 from $286,938 for the comparable six month periods, and from $142,589 to $172,204 for the comparable three month period of the prior year. The increases resulted principally from increased payroll costs associated with the labor associated with painting of the Pavilion Apartments and related work. In addition increased management fees to the unaffiliated property manager for supervision of this additional work was reflected in these periods. Increased advertising expenses were also incurred in an attempt to offset the increased vacancies experienced at the property.

As a result of the increase in the Cost of Rental Income and Selling, General and Administrative Expenses, Operating Income decreased for the three and six month periods to $58,574 and $145,525 from $88,914 and $195,441 for the comparable periods of 1995.

Inflation

As of the present date, inflation has not had a major impact on the operations of the Partnership.

PART II - OTHER INFORMATION
- ------------------------------------------------------------------------------



Item 6.  Exhibits and Reports on Form 8-K

[a] Exhibits as required by Item 601 of Regulation S-K:

None Required

[b] Reports on Form 8-K:

None filed during the quarter for which this report is submitted

SIGNATURES
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FJS PROPERTIES FUND I, L.P.


Date: August 9, 1996                      By:________________________________
                                   Andrew C. Alson
                                  [President and Chief Financial Officer]
                                  FJS Properties, Inc.
                                  General Partner

SIGNATURES
- ------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FJS PROPERTIES FUND I, L.P.


Date: August 9, 1996                      By: /s/ Andrew C. Alson
                                              -------------------
                                 Andrew C. Alson
                                        [President and Chief Financial Officer]
                              FJS Properties, Inc.
                                 General Partner