Form 10-Q
period 1996-09-30
FJS PROPERTIES FUND I LP
filed 1996-11-12
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1996         Commission File Number 2-93980
                      ------------------                                -------

                           FJS PROPERTIES FUND I, L.P.
             (Exact name of registrant as specified in its charter)

               Delaware                                     13-3252067
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            264 Route 537 East
            Colts Neck, New Jersey                             07722
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:     (908) 542-9209


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of November 11, 1996.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Balance Sheets as of September 30, 1996 [Unaudited]
        and December 31, 1995 ....................................      1

        Statements of Operations for the three months and nine months
        ended September 30, 1996 and 1995 [Unaudited].............      2

        Statement of Partners' Capital for the nine months
        ended September 30, 1996 [Unaudited]......................      3

        Statements of Cash Flows for the nine months ended
        September 30, 1996 and 1995 [Unaudited]...................      4

        Notes to Financial Statements [Unaudited].................      5

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................      6.....7

Part II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K..........................      8

Signature Page....................................................      9




                          .   .   .   .   .   .   .   .



PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------


                                                          September 30, December 31,
                                                             1 9 9 6       1 9 9 5
                                                           [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                                $  496,110   $   542,337
  Cash - Escrow                                               419,717       188,468
  Cash - Security Deposits                                    122,437       122,367
  Other Current Assets                                         36,482       101,040
                                                           ----------   -----------

  Total Current Assets                                      1,074,746       954,212
                                                           ----------   -----------

Property Investment:
  Land                                                      2,296,804     2,296,804
  Buildings                                                 6,569,125     6,569,125
  Furniture, Fixtures and Building Improvements             1,737,885     1,727,549
                                                           ----------   -----------

  Totals - At Cost                                         10,603,814    10,593,478
  Less:  Accumulated Depreciation                          (4,199,584)   (4,011,823)
                                                           ----------   -----------

  Property Investment - Net                                 6,404,230     6,581,655
                                                           ----------   -----------

Other Assets                                                  202,699       221,005
                                                           ----------   -----------

  Total Assets                                             $7,681,675   $ 7,756,872
                                                           ==========   ===========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                         $   61,035   $    63,561
  Accounts Payable - Related Party                              6,221        25,549
  Accrued Interest                                             37,741        38,947
  Other Accrued Expenses                                      166,740         8,409
  Tenant Security Deposits                                    122,437       122,367
  Mortgage Payable - Current Portion                           62,402        58,019
  Deferred Income - Current Portion                             7,143            --
                                                           ----------   -----------

  Total Current Liabilities                                   463,719       316,852
                                                           ----------   -----------

Long-Term Liability:
  Mortgage Payable - Non-Current Portion                    4,809,603     4,856,967
                                                           ----------   -----------

Deferred Income                                                41,071            --
                                                           ----------   -----------

Partners' Capital:
  General Partner                                          (1,212,186)   (1,210,028)
  Limited Partners                                          3,579,468     3,793,081
                                                           ----------   -----------

  Total Partners' Capital                                   2,367,282     2,583,053
                                                           ----------   -----------

  Total Liabilities and Partners' Capital                  $7,681,675   $ 7,756,872
                                                           ==========   ===========

See Accompanying Notes to Financial Statements.

                                         1


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                       Three months ended       Nine months ended
                                          September 30,           September 30,
                                          -------------           -------------
                                       1 9 9 6     1 9 9 5     1 9 9 6     1 9 9 5
                                       -------     -------     -------     -------

Rental Income                       $   464,244 $   451,164 $ 1,397,556 $ 1,375,456
Cost of Rental Income                   170,119     150,732     494,808     455,834
                                    ----------- ----------- ----------- -----------

  Gross Profit                          294,125     300,432     902,748     919,622
                                    ----------- ----------- ----------- -----------

Expenses:
  Selling, General and Administrative
   Expenses                             215,463     158,796     541,607     445,734
  Depreciation and Amortization          69,114      68,405     206,067     205,215
                                    ----------- ----------- ----------- -----------

  Total Expenses                        284,577     227,201     747,674     650,949
                                    ----------- ----------- ----------- -----------

  Operating Income                        9,548      73,231     155,074     268,673
                                    ----------- ----------- ----------- -----------

Other [Income] and Expenses:
  Interest Income                        (6,089)     (6,385)    (17,420)    (18,956)
  Interest Expense                      118,880     120,249     356,384     360,379
                                    ----------- ----------- ----------- -----------

  Total Other Expenses - Net            112,791     113,864     338,964     341,423
                                    ----------- ----------- ----------- -----------

  Net [Loss]                        $  (103,243)$   (40,633)$  (183,890)$   (72,750)
                                    =========== =========== =========== ===========

[Loss] Per Limited Partnership Unit $     (6.09)$     (2.40)$    (10.84)$     (4.29)
                                    =========== =========== =========== ===========

Distributions Per Limited
  Partnership Unit                  $        -- $      1.83 $      1.88 $      4.71
                                    =========== =========== =========== ===========

Weighted Average Number of Limited
  Partnership Units Outstanding          16,788      16,788      16,788      16,788
                                    =========== =========== =========== ===========


See Accompanying Notes to Financial Statements.




FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                            Total
                                               General       Limited       Partners'
                                               Partner       Partners      Capital

Partners' Capital - December 31, 1995        $(1,210,028)  $3,793,081   $ 2,583,053

  Net [Loss] for the nine months ended
   September 30, 1996                             (1,839)    (182,051)     (183,890)

  Cash Distributions to Partners                    (319)     (31,562)      (31,881)
                                             -----------   ----------   -----------

  Partners' Capital - September 30, 1996     $(1,212,186)  $3,579,468   $ 2,367,282
                                             ===========   ==========   ===========



See Accompanying Notes to Financial Statements.


                                         3


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                               Nine months ended
                                                                  September 30,
                                                              1 9 9 6       1 9 9 5
                                                              -------       -------


Operating Activities:
  Net [Loss]                                               $ (183,890)  $   (72,750)
                                                           ----------   -----------
  Adjustments to Reconcile Net [Loss] to
   Net Cash Provided by Operating Activities:
   Depreciation                                               187,762       186,909
   Amortization                                                18,306        18,306

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                                  (231,250)     (283,826)
     Security Deposits                                            (70)        2,687
     Other Current Assets                                      64,558        93,046

   Increase [Decrease] in:
     Accounts Payable                                          (2,525)      (14,388)
     Accrued Interest                                          (1,206)       (1,629)
     Other Accrued Expenses                                   158,331       157,381
     Accounts Payable - Related Party                         (19,328)       (9,749)
     Tenant Security Deposits                                      70        (2,687)
     Deferred Income                                           48,214          (400)
                                                           ----------   -----------

   Total Adjustments                                          222,862       145,650
                                                           ----------   -----------

  Net Cash - Operating Activities                              38,972        72,900
                                                           ----------   -----------

Investing Activities:
  Capital Expenditures                                        (10,337)       (2,687)
                                                           ----------   -----------

Financing Activities:
  Principal Payments on Mortgages                             (42,981)      (39,003)
  Distributions to Partners                                   (31,881)      (79,869)
                                                           ----------   -----------

  Net Cash - Financing Activities                             (74,862)     (118,872)
                                                           ----------   -----------

  Net [Decrease] in Cash and Cash Equivalents                 (46,227)      (48,659)

Cash and Cash Equivalents - Beginning of Periods              542,337       574,627
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  496,110   $   525,968
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest during the nine months ended September 30, 1996 and 1995 was $358,030 and $362,008, respectively.

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


See Accompanying Notes to Financial Statements.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------




[A] Significant Accounting Policies

Significant accounting policies of FJS Properties Fund I, L.P. are set forth in the Partnership's Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

[B] Basis of Reporting

The balance sheet as of September 30, 1996, the statements of operations for the three and nine months ended September 30, 1996 and 1995, the statement of partners' capital for the nine months ended September 30, 1996, and the statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at September 30, 1996, and the results of its operations for the three and nine months then ended, and its cash flows for the nine months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1995.

Certain reclassifications may have been made to the 1995 financial statements to conform to classifications used in 1996.

Item 2:

FJS PROPERTIES FUND I, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



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

Operations

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the mid to upper 80% range during the third quarter of 1996. As of November 8, 1996, there were 48 vacant apartments of which 10 of the vacant apartments were rented for occupancy during November, and 38 apartments were available for rent. Thus 85% of the apartments are occupied and 88% are presently rented. With the excess of available apartments, one free month's rental is currently being offered for 13 month leases on two bedroom/two bathroom units. These units comprise the great majority of the available apartments. Rental income for the three and nine month periods ending September 30, of 1995 and 1996, increased slightly from $451,164 and $1,375,456 to $464,244 and $1,397,556 for the comparable periods. These increases were attributable to the increased rental rates for apartments at the Pavilion, which were offset to some extent by increases in the vacancy rate at the project compared to the earlier year.

Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities increased for the three and nine month periods of 1995 and 1996, from $150,732 and $455,834 to $170,119 and $494,808 respectively.
These increases were primarily a result of expenditures made in connection with the increased Replacements and Repairs and Maintenance which were completed at the project during the period. These are discussed further below.

Selling, General and Administrative Expenses increased substantially from $158,796 and $445,734 for the respective three and nine month periods of 1995 to $215,463 and $541,607 for 1996. Expenses for 1996 reflected increased payroll costs in connection with Repairs and Maintenance performed at the Pavilion Apartment. In addition, accruals for professional fees reflect increased accruals to more accurately reflect actual expenses which were paid for the 1995 fiscal year. Additional increases reflected the administrative services of the General Partner in connection with the preparation of the quarterly Forms 10Q for filing with the Securities and Exchange Commission as required by law. In addition, increased management fees to the unaffiliated property manager for supervision of the additional work at the Pavilion were reflected in these periods.

FJS PROPERTIES FUND I, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Operations [Continued]

In 1996, a new laundry room contract was entered into with the operator of the laundry equipment at the Pavilion Apartments. This contract provided that in addition to the installation of new laundry equipment at the Project, and regular recurring fees based on machine income, an initial lump sum payment of $50,000 was paid to the Partnership. This sum is being amortized over the 7 year term of the agreement, and the cash received was utilized for the Repairs and Maintenance being performed at the property. To date, all buildings [except one] have been repainted, the swimming pool was remarcited, approximately six thousand dollars of roof work was completed involving reroofing of many of the patio areas at the property, and the fencing has been replaced around both the tennis courts and the pool. Identification signs on the buildings have been replaced, as have all the dumpster enclosures on the project. To date approximately $140,000 has been spent. Still to be completed is the painting of the final building and the painting of the exterior unit doors on all the buildings.

As a result of the increased Selling, General and Administrative Expenses, Operating Income decreased significantly from $73,231 and $268,673 for the three and nine month periods of 1995 to $9,548 and $155,074 for the comparable periods of 1996.

Inflation

As of the present date, inflation has not had a major impact on the operations of the Partnership.

PART II - OTHER INFORMATION
------------------------------------------------------------------------------



Item 6.  Exhibits and Reports on Form 8-K

[a] Exhibits as required by Item 601 of Regulation S-K:

None Required

[b] Reports on Form 8-K:

None filed during the quarter for which this report is submitted

SIGNATURES
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FJS PROPERTIES FUND I, L.P.


Date: November 12, 1996                   By:________________________________
                                 Andrew C. Alson
                                        [President and Chief Financial Officer]
                              FJS Properties, Inc.
                                 General Partner

SIGNATURES
------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FJS PROPERTIES FUND I, L.P.


Date: November 12, 1996                   By: /s/ Andrew C. Alson
                                              -------------------
                                 Andrew C. Alson
                                       [President and Chief Financial Officer]
                              FJS Properties, Inc.
                                 General Partner