Form 10-K
period 1996-12-31
FJS PROPERTIES FUND I LP
filed 1997-03-26
CIK 756435

FORM 10-K

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

            |X| ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

            |_|   TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition  period from _______to _________.

                       Commission File number 0-15755

                         FJS PROPERTIES FUND I, L.P.
           (Exact name of registrant as specified in its charter)

                           Delaware     13-3252067
             (State of other jurisdiction of (I.R.S. Employer
            incorporation or organization) Identification No.)

              264 Route 537 East, Colts Neck, NJ 07722 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code 908-542-9209

    Securities registered pursuant to Section 12(b) of the Exchange Act:

            Title of each class       Name of each exchange on which
                                                registered
                   NONE                             N/A

    Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Units of Limited Partnership Interest
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. N/A [No public market exists]

Documents Incorporated by Reference

      Prospectus of Registrant, dated June 10, 1985, as supplemented by Supplement dated November 7, 1985, filed pursuant to Rule 424 under the Securities Act of 1933. Annual Report on Form 10-K of Registrant for the fiscal years ended December 31, 1986 through Decembef 31, 1995, filed pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, but each only to the extent expressly incorporated by reference in Parts I, II and III.

                                 PART I

Item 1. Business

            Registrant is a Delaware limited partnership formed as of October 5, 1984. FJS Properties, Inc., a Delaware corporation and an affiliate of First Jersey Securities, Inc. ("First Jersey" or the "Underwriter"), is the general partner ("General Partner") of the Registrant.

            Reference is made to the Prospectus (the "Prospectus") of Registrant dated June 10, 1985, as supplemented by a Supplement (the "Supplement"), dated November 7, 1985, which have been filed pursuant to rule 424 under the Securities Act of 1933, as amended, each of which is incorporated herein by reference. The Prospectus was filed as part of Registrant's Registration Statement on Form S-11, pursuant to which 100,000 Units of Limited Partnership Interest (the "Units") were registered. On May 1, 1986, the sole closing of the Units, the Registrant received $8,391,500 in Gross Proceeds from the sale of 16,783 Units to investors. Registrant paid $671,320 in underwriting commissions to First Jersey and a total of $419,575 in organization and offering expenses to the General Partner.

            Registrant owns and operates one 312 unit garden apartment complex, the Pavilion Apartments ("Pavilion"), located in West Palm Beach, Florida. The description of the acquisition is set forth in the Prospectus under "Property Acquisitions" and is incorporated herein by reference. Registrant will not invest in or acquire any other properties.

            For the years ended December 31, 1996, 1995 and 1994, revenues from Pavilion accounted for approximately 98.5%, 98.6% and 99.1% respectively of Registrant's gross revenues.

Competition

            The real estate business is highly competitive and Pavilion has active competition from similar properties in the vicinity. Registrant will also experience competition for potential buyers at such time as it seeks to sell Pavilion.

Employees

            Services are performed by Registrant's employees at Pavilion by nine full-time and one part time on site personnel. The personnel are under the direct supervision of a local unaffiliated management company which in turn is supervised by the General Partner. Salaries for such on-site personnel are paid by Registrant or by the local unaffiliated management company from fees received from Registrant. The General Partner also provides certain supervisory property management services to Registrant under a management agreement.

Tax Legislation

            The Tax Reform Act of 1986 (the "1986 Act"), which was enacted on October 22, 1986, requires that losses from "passive activities" (which includes any rental activity) may only offset income from "passive activities" Passive losses in excess of passive income are suspended and are carried over to future years when they may be deducted against passive income generated by the Partnership in such year (including gain recognized on the sale of the Partnership's assets) or against passive income derived by Unitholders from other sources.

            The Revenue Act of 1987 (the "1987 Act") was enacted on December 22, 1987 and provides certain adverse tax consequences for "publicly traded partnerships." A "publicly traded partnership" is defined as a partnership whose interests are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof). Such a partnership will be taxed as a corporation (unless at least 90% of its gross income is derived from certain passive sources, such as real property rents, dividends or interest) and each tax-exempt entity acquiring an interest in any such partnership after December 17, 1987 will have all of its share of the partnership's income attributable to interests acquired after such date treated as unrelated business income. In addition, the income from such a partnership would be treated as other than passive income, and losses from any such partnership could only be offset by income from the same partnership.


            The Revenue Act of 1987 adopted provisions which have an adverse impact on investors in a "publicly traded partnership." A "publicly traded partnership" is a partnership whose interests are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof). If the Partnership were classified as such, (i) it may be taxed as a corporation, (ii) qualified plans and other entities exempt from taxation acquiring interests in the Partnership after December 17, 1987 would have to treat income derived from the Partnership as unrelated business income, with the result that the limited partnership interests would be less attractive to tax-exempt investors (and therefore could be less marketable) or (iii) income derived from an investment in the Partnership would be treated as other than passive income, in which case losses from the Partnership could only be offset by income from the same partnership. The IRS has established alternative safe harbors that allow interests in a partnership to be transferred or redeemed in certain circumstances without causing the partnership to be characterized a "publicly traded partnership." Interests in the Partnership are not listed or quoted for trading on an established securities exchange. However, it is possible that transfers of interests could occur in a secondary market in sufficient amount and frequency to cause the Partnership to be treated as a "publicly traded partnership." The Partnership has adopted a policy of prohibiting transfers in secondary market transactions unless, notwithstanding such transfers, the Partnership will satisfy at least one of the safe harbors. Such a restriction could impair the ability of an investor to liquidate its investment quickly. It is anticipated that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 permits the Partnership to lessen the scope of these restrictions. The General Partner, if so authorized, will take such steps as are necessary, if any, to prevent the reclassification of the Partnership as a "publicly traded partnership."


Item 2.  Properties

            The sole property owned and operated by Registrant is the Pavilion Apartments (the "Project"), a 312 Unit garden apartment complex located at 401 Executive Center Drive, West Palm Beach, Florida. Registrant will not acquire or invest in any other properties. Registrant acquired a 50% interest in the Pavilion on December 31, 1984, and the remaining 50% on January 1, 1985. It owns Pavilion in fee ownership, subject to a first mortgage.

              Pavilion, constructed in 1972, is located on a 15 acre tract and consists of 312 apartment units containing 286,500 square feet of rentable area in 11 low-rise buildings. Rental units are available in one, two and three bedroom plans. There are 108 one-bedroom apartments, 44 two- bedroom apartments with one bath, 116 two-bedroom apartments with two baths, and 44 three-bedroom apartments. Ground amenities include a heated swimming pool, lighted tennis courts, basketball and shuffle-board courts, and a clubhouse with game room, saunas, lounge and outdoor barbecues. An equipped children's playground is also provided.

            The apartments in the Project are available for rent to residential tenants, generally under one year leases. No tenant occupies more than one apartment in the Pavilion except for the West Palm Beach Recovery Center which occupies 8 Units. Each of such units was leased at the then current market rents. With substantially all tenants occupying their apartments under one year leases, it is anticipated that leases for all apartments will expire each year. The current rent schedule for leases is as follows:

-------------------------------
  Unit Size1    Monthly Rent2
-------------------------------
-------------------------------
    1 BR/1B       $499/$529
-------------------------------
-------------------------------
    2 BR/1B       $589/$619
-------------------------------
-------------------------------
    2 BR/2B       $599/$629
-------------------------------
-------------------------------
    3 BR/2B       $729/$759
-------------------------------

            In the opinion of the management of Registrant, the Project is adequately covered by insurance.


      First Mortgage: The existing first mortgage affecting the Project is held of record by Greenwich Capital Financial Products, Inc., and serviced by Bank United of Texas FSB, Houston, Texas. As of December 31, 1996, the mortgage had an unpaid principal balance of approximately $4,856,968. This mortgage was closed on March 31, 1994, and refinanced the former first mortgage held by The Bank of Tokyo. At that time, a new loan secured by a first mortgage on the project was obtained from the Long Beach Bank, FSB, Orange, California, in the amount of $5,000,000. This loan provides for a term of ten (10) years with an interest rate of 9.75% per annum. The loan is repayable in equal monthly installments of $44,556.87 for principal and interest, with a balloon payment due in March 2004. At maturity a balance of approximately $4,215,000 will be due. The loan requires deposits with the lender for real estate taxes, insurance premiums, a debt service reserve of one month's payment, as well as deposits for replacement reserves for the project. These deposits are held in interest bearing accounts for the benefit of Registrant.

            The following table sets forth the components of the Pavilion Apartments upon which depreciation, for Federal Tax purposes, is taken:

-----------------------------------------------------------------------
       Item         Tax Basis       Rate         Method       Life
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Building             $6,897,424      5%           ACRS          18 yrs
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Improvements            $71,843      10%           SL           10 yrs
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Improvements           $192,596     3.6%         MACRS        27.5 yrs
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Improvements           $456,955     Fully          SL           10 yrs
                                 Depreciated
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Furniture/Fixtures   $1,048,378     Fully         ACRS           5 yrs
                                 Depreciated
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Furniture/Fixtures      $22,727    Various       MACRS           7 yrs
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Furniture/Fixtures       $5,149     Fully        MACRS           7 yrs
                                 Depreciated
-----------------------------------------------------------------------
            Ad Valorem Real Estate taxes for the 1996 calendar year were in the amount of $199,978.78, which was based upon an assessed valuation of $7,659,000 and the following millage rates:

-------------------------------------------
      Taxing Authority:         Millage
                                 rate:
-------------------------------------------
-------------------------------------------
County                              4.2358
-------------------------------------------
-------------------------------------------
School State                        6.6090
-------------------------------------------
-------------------------------------------
School Local                        2.6430
-------------------------------------------
-------------------------------------------
City of West Palm Beach             8.8747
-------------------------------------------
-------------------------------------------
So Fl Water Management Dist.        0.5720
-------------------------------------------
-------------------------------------------
Children's Services Council         0.3756
-------------------------------------------
-------------------------------------------
F.I.N.D.                            0.0380
-------------------------------------------
-------------------------------------------
PBC Health Care District            1.2000
-------------------------------------------
-------------------------------------------
Everglades       Construction       0.1000
Project
-------------------------------------------
-------------------------------------------
County - Debt                       0.2833
-------------------------------------------
-------------------------------------------
School - Debt                       0.5360
-------------------------------------------
-------------------------------------------
City  of  West  Palm  Beach -       0.6429
Debt
-------------------------------------------
-------------------------------------------
                       Total:      26.1103
-------------------------------------------

            In addition a non-advalorem assessment of $16,432.74 was levied by the Solid Waste Authority against the Pavilion. The aggregate tax of $216,411.52 was paid in the discounted amount of $207,755.06 in November 1996.

Item 3.  Legal Proceedings

            There are no material legal proceedings pending against or involving Registrant or Pavilion.

Item 4.  Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the 1996 calendar year.



                                PART II

Item 5. Market for Registrant's  Securities and Related Security Holder
Matters

            Units of the Registrant are not publicly traded nor is it anticipated that a public trading market will develop for the Units. As of March 15, 1997, there were approximately 768 holders owning an aggregate of 16,788 Units. The General Partner has established a policy of limiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, the Partnership will satisfy one or more applicable safe harbors prescribed by the Internal Revenue Service to avoid having the Partnership classified as a publicly traded partnership which could have adverse tax effects on limited partners. In order to comply with the safe harbor provisions, the transfer of Units may be restricted.

            There were no distributions per Unit of Registrant during the 1985 fiscal year. The Registrant distributed $3.01 per Unit for the 1986 fiscal year, $4.63 per Unit for 1987, $6.59 per Unit for 1988, $14.72 per Unit for 1989,
$7.75 per Unit for 1990, and $1.97 per Unit for the first quarter of 1991. There were no distributions made for the second, third or fourth quarters of 1991, for 1992, or for 1993. Distributions aggregating $5.19 and $5.64 per Unit were distributed for 1994 and 1995 respectively, and a distribution of $1.54 was made for the first quarter of 1996. No distributions were made for the remaining quarters of 1996, during which period all available cash flow was utilized for work being done on the Pavilion Apartments.

            There are no material legal restrictions set forth in Registrant's Limited Partnership Agreement, annexed to the Prospectus as Exhibit A thereto ("Partnership Agreement"), upon Registrant's present or future ability to make distributions.
Item 6.   Selected Financial Information

            The information set forth below presents selected financial data of Registrant. Additional financial information is set forth in the audited financial statements and footnotes contained herein.

                              Years Ended
                              December 31,
                             1996      1995        1994       1993       1992
                             ----     ----        ----       ----       ----
  Total assests         $7,448,953 $7,756,871  $8,022,290  $7,976,563 $8,238,335
  Mortage note payable   4,856,968 $4,914,986  $4,967,636  $4,648,456 $4,876,058
  Revenue                $1,852,877$1,841,892  $1,817,308  $1,724,052 $1,552,137
  Interest expense       $476,199   $481,611     $438,481   $335,989   $509,988
  Net(loss)              ($270,996) ($121,682)  ($241,357)  $8,756    ($308,074)
  Net cash provided by
  operating activities    $51,495     $116,822    $30,55     $368,766    $73,437
  Net cash used in
  investing activities
  capital expenditure    ($10,336)  ($2,687)     ($45,228)  ($18,139)   ($5,689)
  Net cash used in
 finaning activities     ($89,899)  (146,425)    ($9,026)   ($240,102) ($45,542)
  (Loss) per limited
   partnership unit       ($15.98)   ($7.18)      ($14.23)    ($0.52)   ($18.17)

  Distributions per
limited partnership unit $1.88        $5.53        $4.96ip    -- --      -- --

  Weighed averag number
of limited partnerships
 units outstanding       16,788      16,788      16,788       16,788     16,788

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

            As of the present date, Registrant owns one Property, the Pavilion Apartments, and does not intend to acquire any other property.

            As of May 1, 1986, Registrant admitted as Limited Partners purchasers of 16,783 Units. Total capital raised was $8,391,500. In addition, Registrant received accrued interest on the escrow account in the amount of $82,471. Thus proceeds from the admission of Limited Partners aggregated $8,473,971.

            The Pavilion Apartments are owned by Registrant subject to a first mortgage loan in the original principal amount of $5,000,000. This loan was obtained from Long Beach Bank in March 1994, to refinance the previous first mortgage affecting the property. (See "First Mortgage" above for a description of the terms of this loan).

            Registrant anticipates that cash flow from Pavilion should be sufficient to permit the Partnership to make the monthly payments on the first mortgage due prior to maturity and to meet Registrant's monthly operating expenses, however, should there be a significant decrease in Pavilion's occupancy or rental rates, there can be no assurance that Registrant would be able to obtain sufficient funds to make such payments.

            Registrant distributed $3.01 per Unit for the 1986 fiscal year, $4.63 per Unit for 1987, $6.59 per Unit for 1988, $14.72 per Unit for 1989,
$7.75 per Unit for 1990, and $1.97 per Unit for the first quarter of 1991. There were no distributions made for the second, third or fourth quarters of 1991, for 1992, or for 1993. Distributions aggregating $5.19 and $5.64 per Unit were made for 1994 and 1995 respectively, and a distribution of $1.54 was made for the first quarter of 1996. No distributions were made for the remaining quarters of 1996. The reduction in distributions in the years from 1989 through 1991, resulted from decreasing interest rates and the reduced occupancy levels which the Pavilion Apartments experienced. When there was cash flow available for distribution during 1992 and 1993, no distributions were made to retain available cash which might be required for use in connection with the refinancing of the existing first mortgage. During the last three quarters of 1996 all available cash flow was utilized for work being done on the Pavilion Apartments. (See "Operations - 1996 Fiscal Year" below).


OPERATIONS

            Registrant has operated the Pavilion Apartments, located in West Palm Beach, Florida, since January 1985.

Management Agreement

            The Pavilion Apartments are currently managed by M.L. Property Management Inc., an unaffiliated property manager, under a five year agreement which commenced in December 1993. The agreement will also terminate on the earlier sale or disposition of the Pavilion Apartments.

1996 Fiscal Year

            Rental Income for the year ended December 31, 1996, was $1,852,877 as compared with $1,841,892 for the 1995 calendar year. The increase in income in 1996 reflected slightly increased rental rates for apartments at the project. These increases were offset to some extent by greater vacancies at the property. Rental allowances, utilized to attracted tenants to the Pavilion were reduced slightly during 1996. Occupancy rates at the project held in the high 80% to the low 90% range for the 1996 year. As of March 12, 1996, the Pavilion Apartments had 7 apartments out of 312 available for rent. These 7 apartments represent 4 of 20 presently vacant apartments and 4 of an additional 9 apartments where the tenants have given notice of their intent to vacate. Seventeen of the vacant apartments and five of the apartments scheduled to become vacant have already been rented. In addition one tenant in one apartment is under an eviction notice, and this apartment has already been rented for occupancy upon gaining possession. The 20 apartments presently vacant equates to a physical occupancy of 93.6%.

            Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities, increased in 1996 to $749,911 as compared to the 1995 cost of $615,759. This increase resulted primarily from a significant amount of work done to improve the overall rentability and curb appeal of the Pavilion. The following is a summary of some of the extraordinary items and associated costs completed in 1996.

-----------------------------------------------
Repainting  including  cleaning  and   $72,320
caulking of all buildings
-----------------------------------------------
-----------------------------------------------
Pool remarcite                          $7,143
-----------------------------------------------
-----------------------------------------------
Re-roof patios                         $11,850
-----------------------------------------------
-----------------------------------------------
Gutter replacement                        $478
-----------------------------------------------
-----------------------------------------------
Clubhouse - Cabinet replacement           $900
-----------------------------------------------
-----------------------------------------------
Clubhouse - Window replacement          $3,761
-----------------------------------------------
-----------------------------------------------
Clubhouse - bath window replacement       $628
-----------------------------------------------
-----------------------------------------------
Replace dumpster enclosures             $4,475
-----------------------------------------------
-----------------------------------------------
Replace  fencing  - pool and  tennis    $4,238
court
-----------------------------------------------
-----------------------------------------------
Replace project signage                 $2,209
-----------------------------------------------
-----------------------------------------------
                              Total:  $108,002
-----------------------------------------------

            Selling, General and Administrative Expenses for 1996 increased to $645,114 from $618,436 in 1995. This increase resulted principally from increases in payroll expenses and professional fees. The increase in professional fees resulted principally from adjustments required to correct for under-accruals for such fees incurred during the 1995 calendar year.


1995 Fiscal Year

            Rental Income for the year ended December 31, 1995, was $1,841,892 as compared with $1,817,308 for the 1994 calendar year. The increase in income in 1995 reflected increased rental rates for apartments at the project. These increases were offset to some extent by greater vacancies at the property as well as slightly increased rental allowances which were utilized to attracted tenants to the Pavilion. Occupancy rates at the project held in the low 90% range for the entire 1995 year. As of March 12, 1996, the Pavilion Apartments had 20 apartments out of 312 available for rent, with an additional 12 currently vacant apartments leased to tenants who had not yet taken possession. The 32 vacant apartments equates to a physical occupancy of 89.7%.

            Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities, decreased in 1995 to $615,759 as compared to the 1994 cost of $641,731. This decrease resulted primarily from reductions in the amounts expended for replacements and repairs and maintenance at the project as well as reduced charges for utilities resulting from somewhat lower usage for the year.

            Selling, General and Administrative Expenses for 1995 increased to $618,436 from $583,895 in 1994. This increase resulted principally from increases in worker's compensation insurance premiums and court costs as well as additional accruals for administrative services. These accruals reflected charges by the general partner for administrative services for preparation of Registrants Forms 10K and 10Q for the 1995 calendar year for filing with the Securities and Exchange Commission. (see "Item 13. Certain Relationships and Related Transactions" below).

            Interest Expense increased slightly in 1995 as compared to 1994 since it represented a full years interest on the first mortgage which had been refinanced with an increased interest rate as of March 31, 1994.

INFLATION

            As of the present date, inflation has not had a major impact on the operations of the Partnership. It is anticipated that future increases in operating expenses will be offset if not exceeded by corresponding increases in operating income.

Item 8.  Financial Statements and Supplementary Data


                      FJS Properties Fund I, L.P.

                          Financial Statements



                                 INDEX

                                                                    Page
                                                                  Number

Independent Auditor's Report..........................................11

Financial statements

     Balance Sheets as of December 31, 1996 and 1995..................12

     Statements of Operations for the years ended
               December 31, 1996, 1995 and 1994.......................13

     Statements of Partners' Capital [Deficit] for the years ended
               December 31, 1996, 1995 and 1994.......................14

     Statements of Cash Flows for the years ended
               December 31, 1996, 1995 and  1994 .....................15

     Notes To Financial Statements ................................16-18

Independent Auditor's Report on Supplementary Schedules...............19

Real Estate and Accumulated Depreciation..............................20

                           INDEPENDENT AUDITOR'S REPORT


To the Partners of
  FJS Properties Fund I, L.P.
  New York, New York



            We have audited the accompanying balance sheets of FJS Properties Fund I, L.P. as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FJS Properties Fund I, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.








                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.

Cranford, New Jersey
February 7, 1997


--------------------------------------------------------------------------------
FJS PROPERTIES FUND I, L.P.
--------------------------------------------------------------------------------


BALANCE SHEETS



                                                                  December 31,
                                                             1 9 9 6       1 9 9 5

Assets:
Current Assets:
  Cash and Cash Equivalents                                $  493,597   $   542,337
  Cash - Escrow                                               182,875        79,440
  Cash - Security Deposits                                    121,167       122,367
  Other Current Assets                                          1,430       101,040
                                                           ----------   -----------

  Total Current Assets                                        799,069       845,184
                                                           ----------   -----------

Property Investment:
  Land                                                      2,296,804     2,296,804
  Buildings                                                 6,569,125     6,569,125
  Furniture, Fixtures and Building Improvements             1,737,884     1,727,549
                                                           ----------   -----------

  Totals - At Cost                                         10,603,813    10,593,478
  Less:  Accumulated Depreciation                          (4,262,710)   (4,011,823)
                                                           ----------   -----------

  Property Investment - Net                                 6,341,103     6,581,655
                                                           ----------   -----------

Other Assets                                                  308,781       330,033
                                                           ----------   -----------

  Total Assets                                             $7,448,953   $ 7,756,872
                                                           ==========   ===========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                         $   79,843   $    63,561
  Accrued Interest                                             38,922        38,947
  Other Accrued Expenses                                        7,225         8,409
  Accounts Payable - Related Party                             18,224        25,549
  Tenant Security Deposits                                    121,167       122,367
  Mortgage Payable - Current Portion                           63,935        58,019
  Deferred Income - Current Portion                             7,142            --
                                                           ----------   -----------

  Total Current Liabilities                                   336,458       316,852
                                                           ----------   -----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                    4,793,033     4,856,967
  Deferred Income - Non-Current Portion                        39,286            --
                                                           ----------   -----------

  Total Long-Term Liabilities                               4,832,319     4,856,967
                                                           ----------   -----------

Partners' Capital:
  General Partner                                          (1,213,057)   (1,210,028)
  Limited Partners                                          3,493,233     3,793,081
                                                           ----------   -----------

  Total Partners' Capital                                   2,280,176     2,583,053
                                                           ----------   -----------

  Total Liabilities and Partners' Capital                  $7,448,953   $ 7,756,872
                                                           ==========   ===========


The Accompanying Notes are an Integral Part of These Financial Statements.



FJS PROPERTIES FUND I, L.P.


STATEMENTS OF OPERATIONS



                                                        Y e a r s   e n d e d
                                                       D e c e m b e r   3 1,
                                                   1 9 9 6     1 9 9 5     1 9 9 4
                                                   -------     -------     -------

Rental Income                                   $ 1,852,877 $ 1,841,892 $ 1,817,308
Cost of Rental Income                               749,911     615,759     641,731
                                                ----------- ----------- -----------

  Gross Profit                                    1,102,966   1,226,133   1,175,577
                                                ----------- ----------- -----------

Expenses:
  Selling, General and Administrative Expenses      645,114     618,436     583,895
  Depreciation and Amortization                     275,295     273,863     410,133
                                                ----------- ----------- -----------

  Total Expenses                                    920,409     892,299     994,028
                                                ----------- ----------- -----------

  Operating Income                                  182,557     333,834     181,549
                                                ----------- ----------- -----------

Other [Income] and Expenses:
  Interest Income                                   (22,646)   (26,095)    (15,575)
  Interest Expense                                  476,199     481,611     438,481
                                                ----------- ----------- -----------

  Total Other Expenses - Net                        453,553     455,516     422,906
                                                ----------- ----------- -----------

  Net [Loss]                                    $  (270,996) $ (121,682) $ (241,357)
                                                   -----------  --------    --------
  [Loss] Per Limited Partnership Unit                (15.98)   $   (7.18)$  (14.23)
                                                =============== ========== =========

  Distributions Per Limited Partnership Unit    $   1.88        $  5.53       4.96
                                                  =========== ============= =======


  Weighted Average Number of Limited
   Partnership Units Outstanding                     16,788      16,788      16,788
                                                =========== =========== ===========



The Accompanying Notes are an Integral Part of These Financial Statements.





FJS PROPERTIES FUND I, L.P.


STATEMENTS OF PARTNERS' CAPITAL




                                                   General     Limited
                                                   Partner    Partners      Total


  Partners' Capital - December 31, 1993         $(1,204,622) $ 4,328,600 $3,123,978

Net [Loss] for the year ended December 31, 1994      (2,413)   (238,944) (241,357)

Distributions to Partners                              (841)   (83,270)  (84,111)
                                                    -------    -------    ------

  Partners' Capital - December 31, 1994          (1,207,876)  4,006,386 2,798,510

Net [Loss] for the year ended December 31, 1995      (1,216) (120,466)  (121,682)

Distributions to Partners                              (936)   (92,839) (93,775)
                                                      --------  ------  --------

  Partners' Capital - December 31, 1995          (1,210,028) 3,793,081 2,583,053

Net [Loss] for the year ended December 31, 1996      (2,710) (268,286) (270,996)

Distributions to Partners                              (319) (31,562)  (31,881)
                                                    --------- --------  -------
  Partners' Capital - December 31, 1996         $(1,213,057) $ 3,493,233 2,280,176
                                                 ============ ==========  ========


The Accompanying Notes are an Integral Part of These Financial Statements.





FJS PROPERTIES FUND I, L.P.


STATEMENTS OF CASH FLOWS


                                                        Y e a r s   e n d e d
D e c e m b e r   3 1,
                                                   1 9 9 6     1 9 9 5     1 9 9 4
                                                   -------     -------     -------

Operating Activities:
  Net [Loss]                                    $  (270,996)  $ (121,682) $ (241,357)
                                                  -----------    ----------  -------
  Adjustments to Reconcile Net [Loss] to Net
   Cash Provided by Operating Activities:
   Depreciation                                     250,887     249,455     390,246
   Amortization                                      24,408      24,408      19,887

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                        (106,591)   (70,168)    (75,235)
                                                     1,200     42           4,624
     Other Current Assets                            99,610      32,080    (119,628)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses           15,074      (8,805)    51,723
     Accounts Payable - Related Party                (7,325)      11,934    6,515
     Tenant Security Deposits                        (1,200)        (42)   (4,624)
     Deferred Income                                 46,428        (400)   (1,600)

   Total Adjustments                                322,491     238,504     271,908
                                                ----------- ----------- -----------

  Net Cash - Operating Activities                    51,495     116,822      30,551
                                                ----------- ----------- -----------

Investing Activities:
  Capital Expenditures                              (10,336)  (2,687)      (45,228)

Financing Activities:
  Principal Payments on Mortgages                   (58,018)  (52,650)  (4,680,820)
  Cash Distributions to Partners                    (31,881)  (93,775)     (84,111)
  Loan Acquisition Fees                                  --          --   (244,095)
  Proceeds from Mortgage Refinancing                     --          --   5,000,000
                                                ----------- ----------- -----------

  Net Cash - Financing Activities                   (89,899)  (146,425)  (9,026)
                                                -----------   ---------   -------
 Net [Decrease] in Cash and Cash Equivalents       (48,740)  (32,290)    (23,703)

Cash and Cash Equivalents - Beginning of Years      542,337     574,627   598,330
                                                ----------- ----------- -----------

  Cash and Cash Equivalents - End of Years      $   493,597 $   542,337 $   574,627
                                                =========== =========== ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the years ended December 31, 1996, 1995 and 1994 was $476,639, $482,033 and $398,672, respectively.



The Accompanying Notes are an Integral Part of These Financial Statements.



--------------------------------------------------------------------------------
FJS PROPERTIES FUND I, L.P.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS



[1] Organization

FJS Properties Fund I, L.P. [the "Partnership"] was formed under the Delaware Revised Uniform Limited Partnership Act on October 5, 1984. The Partnership owns and operates the Pavilion apartment complex in West Palm Beach, Florida.

[2] Summary of Significant Accounting Policies

Loan Acquisition Fees - The Partnership amortizes fees incurred in connection with mortgage refinancings utilizing the straight-line method over the term of the related mortgage, which is currently ten years.

Income Taxes - The Partnership is treated as a partnership for federal income tax purposes. The Partnership will make no provision for income taxes because all income and losses will be allocated to the partners for inclusion in their respective tax returns.

Depreciation - The Partnership depreciates buildings using the straight-line method over 30 years. Furniture and fixtures and building improvements are depreciated using the straight-line method over periods from 3 to 10 years.

For tax purposes, the Partnership depreciates commercial real properties using the 18-year straight-line depreciation method and residential real property using the 18-year accelerated depreciation method for property placed in service prior to May 8, 1985. In accordance with ongoing changes in the Internal Revenue Code, the Partnership will utilize the depreciation method, which, in the opinion of the Managing General Partner, will be the most beneficial to the Partnership.

Cash Equivalents - The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Credit Concentration - The Partnership has amounts on deposit with financial institutions which are approximately $370,000 in excess of the amounts insured.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising - The Company expenses advertising cost as incurred. Advertising expense for the years ended December 31, 1996, 1995 and 1994 was $40,279, $42,562 and $42,639, respectively.

Reclassification - Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

[3] Partnership Agreement

Pursuant to the terms of the Partnership Agreement, which expires December 31, 2009, the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The Limited Partners are not liable for expenses, liabilities or obligations of the Partnership beyond the amount of their contributed capital.

Pursuant to the terms of the Partnership Agreement, adjusted cash from operations is allocated, after payment of the Partnership Management Fee to the Managing General Partner, 99% to the Limited Partners and 1% to the General Partner.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS, Sheet #2

[3] Partnership Agreement [Continued]

Pursuant to the terms of the Partnership Agreement, taxable income and loss are allocated 99% to the Limited Partners and 1% to the General Partner subsequent to the release of the Limited Partners' funds to the Partnership, which occurred on May 1, 1986. Prior to the release of funds, taxable income and loss were allocated 99% to the General Partner and 1% to the Original Limited Partner.

Pursuant to the terms of the Partnership Agreement, allocations of net income or loss among the partners in the accrual basis financial statements will be in conformity with the allocations of taxable income or loss from operations.

[4] Property Investment - Pavilion Apartments

Property, improvements, furniture and equipment are carried at cost and depreciated over their estimated useful lives. The cost of maintenance and repairs are expensed as incurred, whereas significant betterments and renewals are capitalized.

Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $250,887, $249,455 and $390,246, respectively.

[5] Other Assets

A summary of other assets is as follows:
                                                December 31,
                                             1 9 9 6     1 9 9 5

Cash in Escrow [See Note 6]               $   112,184 $   109,028
Loan Acquisition Fees - Net of Amortization
  of $66,623 and $42,215 at December 31, 1996
  and 1995, Respectively                      177,472     201,880
Deposits                                       19,125      19,125
                                          ----------- -----------

  Totals                                  $   308,781 $   330,003
  ------                                  =========== ===========

[6] Mortgage Payable

On March 31, 1994, the Partnership refinanced the existing first mortgage loan held by the Bank of Tokyo. A new loan in the amount of $5,000,000, collateralized by a first mortgage lien on the project, was obtained from the Long Beach Bank, FSB, Orange, California. This loan is for a term of ten years with an interest rate of 9.75% per annum. The loan is repayable in equal monthly installments of $44,557 for principal and interest with a balloon payment due in ten years. The new loan requires deposits with the lender for real estate taxes, insurance premiums, a debt service reserve of one month's payment, as well as deposits for replacement reserves for the project. These amounts are included in "other assets" on the balance sheet. In June 1995, the loan was transferred to Bank United of Texas. Monthly payments and interest rate remained the same.

Annual principal maturities under the total existing mortgage for the next five years are as follows:

1997                                  $   63,935
1998                                      70,455
1999                                      77,640
2000                                      85,557
2001                                      94,282
Thereafter                             4,465,099
                                      ----------

  Total Mortgage Payable              $4,856,968
FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS, Sheet #3



[6] Mortgage Payable [Continued]

The fair value of the Partnership's mortgage payable, which is determined by discounting expected cash flows based on the Partnership's projected current incremental borrowing rate, is approximately $4,600,000.

[7] Related Party Transactions

The Managing General Partner, pursuant to the Partnership Agreement, has earned Property Management Fees of $95,505, $92,096 and $91,506 for the years ended December 31, 1996, 1995 and 1994, respectively, of which $76,404, $73,677 and $73,205, respectively, was paid to an unaffiliated Florida based management company. These fees are based on a percentage of net rental income as defined in the agreement.

Also pursuant to the Partnership Agreement, the Managing General Partner has earned Partnership Management Fees of $1,364, $3,899 and $5,604 for the years ended December 31, 1996, 1995 and 1994, respectively, which represents 4% of adjusted cash flow.

Additionally, in accordance with provisions of the Partnership Agreement, the Partnership is committed to pay to the Managing General Partner, administrative service fees. These fees amounted to $24,000 in each of the years ended December 31, 1996 and 1995.

The Managing General Partner received distributions from cash flow of $319, $936 and $841 during the years ended December 31, 1996, 1995 and 1994, respectively.

[8] Income Taxes

The reconciliation of net losses as reported in the statements of operations and as would be reported for tax purposes for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                 D e c e m b e r   3 1,
-----------------------------------------------------------------------
                                             1 9 9 6     1 9 9 5     1 9 9 4
                                             -------     -------     -------

Net [Loss] - Statement of Operations      $  (270,996)  $ (121,682) $(241,357)

Tax depreciation in excess of book depreciation(111,588)   (133,051) (15,050)
                                                ---------   --------  -------


  Net [Loss] for Tax Purposes             $  (382,584)$ (254,733) $(256,407)
  ---------------------------             ===========  ==========   ========










                        .  .  .  .  .  .  .  .  .  .  .  .

                          INDEPENDENT AUDITOR'S REPORT ON
                              SUPPLEMENTARY SCHEDULE

To the Partners of
  FJS Properties Fund I, L.P.
  New York, New York


            Our report on the financial statements of FJS Properties Fund I, L.P. is included on page 11 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement
Schedule III.

            In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.

Cranford, New Jersey
February 7, 1997



--------------------------------------------------------------------------------
FJS PROPERTIES FUND I, L.P.
--------------------------------------------------------------------------------


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                        Gross Amount at Which                    Life on which depreciation
                    Initial Cost to Partnership                 Costs                            Carried at Close of Period
                    ---------------------------                 -----                            --------------------------
Which
-----
                                           Capitalized            [2]                [3]                 Depreciation
                                 Buildings Subsequent          Buildings           Accumu-                 in Latest
                                    and   to Acquisition           and               lated  Year of          Income
                                 Improve-               [1]   Improve-  [1] [2]  Depreci-Construc- Date   Statement
  Description Encumbrances Land     ments  Improvements  Land     ments    Total     ation   tion  Acquiredis Computed


Pavilion Aparts,
  West Palm beac
  Florida         $4,914,986   2,296,804 $7,196,789  $ 1,110,220  $2,296,804 $  8,307,009 $10,603,813 4,262,710  1972 1/85 3-30 yrs.
                  ==========  =========   ==========  =========   ===========  =========  ========     ========


1)  The aggregate cost for federal income tax purposes is $8,695,072.
2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 1996, 1995 and 1994 is as follows:

                                      C o s t   a s   o f
                                    D e c e m b e r   3 1,
                                  1 9 9 6   1 9 9 5   1 9 9 4
                                  -------   -------   -------

  Balance at Beginning of Years  $10,593,478      $  10,590,791   $     10,545,563

   Improvements                     10,335               2,687            45,228
                                 ---------             --------         --------

  Balance at End of Years        $10,603,813      $  10,593,478   $     10,590,791
                                 ===========      =============   ================


3) A  reconciliation  of  accumulated  depreciation  for the years ended  December 31,  1996,  1995 and 1994 is as follows:

                                Accumulated Depreciation as of
                                    D e c e m b e r   3 1,
                                   1 9 9 6         1 9 9 5              1 9 9 4


  Balance at Beginning of Years  $4,011,823       $  3,762,368    $     3,372,122

   Depreciation Expense            250,887             249,455            390,246
                                 ---------             --------          --------

  Balance at End of Years        $4,262,710       $  4,011,823    $     3,762,368
                                 ==========       ============    ===============




Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                  None.

                                               PART III

Item 10.  Directors and Executive Officers of the Registrant

            Registrant has no officers or directors. FJS Properties, Inc., the General Partner, manages and controls the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The names and ages of, as well as the positions held by, the officers and directors of the General Partner are as follows:

  NAME                      AGE    OFFICES HELD             SERVED AS AN
                                                            OFFICER AND/OR
                                                            DIRECTOR SINCE
  A Andrew C. Alson         51         President and                  1/85
                                   Director
  Roger Barnett             52     Secretary and Treasurer          1/88
  Lawrence E. Bathgate      57     Director                        10/84
  II
  Robert E. Brennan         53     Director                        10/84

            There are no family relationships between any executive officer or director and any other executive officer or director of the General Partner.


            Andrew C. Alson is a director and President of the General Partner. Until May, 1995, Mr. Alson was a Director of and until January 1, 1993, was President and Chief Executive Officer of PriMedex Health Systems, Inc.
("PMDX"), a public company which is principally engaged through its wholly-owned subsidiary, RadNet Management, Inc. in the healthcare services industry. Until June 16, 1994, Mr. Alson, as a designee of PMDX, also served as a director of ImmunoTherapeutics, Inc. ("IMNO"). IMNO is a publicly owned development stage Minnesota based company which is engaged in the research and development of immunotherapeutic drugs, primarily for the treatment of cancer. Mr. Alson is an attorney admitted to the bar of the State of New York, and is a graduate of the
University of Pennsylvania and the Fordham University School of Law.


            Roger Barnett is the Secretary/Treasurer of the General Partner. Mr. Barnett is the president of First Jersey Securities, Inc., a post he assumed in April 1987. For more than five years prior to such date, Mr. Barnett was treasurer and chief financial officer of First Jersey. Until May 1995 Mr.
Barnett was a director of, and until May 1994 was Secretary/Treasurer of Primedex Health Systems, Inc.


            Lawrence E. Bathgate, II is a director of the General Partner. Mr. Bathgate is thesenior partner of Bathgate, Wegener & Wolf, P.A., a law firm in Lakewood and Newark,  New Jersey. Mr.Bathgate  is a graduate  of
 Villanova University, Villanova, Pennsylvania and Rutgers Law School, Newark, New Jersey. Mr. Bathgate also engages in extensive real estate and other investment activities. Mr. Bathgate owns 20% of the common stock of the General Partner. Mr. Bathgate is adirector of Carson, Inc., a publicly held company listed on the New York Stock Exchange. Around September 20, 1991, Marlboro Development Group ("MDG"), of which Mr.
  Bathgate is one of four individual general partners, filed a Chapter 11 Bankruptcy proceeding in the Federal BankruptcyCourt, Trenton,
 New Jersey (Docket No. 91-35352. MDG is the owner of 318 acres of raw land locatedin Marlboro Township, Monmouth County, New Jersey, and filed a plan of reorganization under Chapter11 within the Bankruptcy proceeding.
 In 1993, the Bankruptcy petition was dismissed and all creditors satisfied.


            Robert E. Brennan is a director of the General Partner. Mr. Brennan has been principally engaged for the past five years as the sole stockholder (and until September, 1986, was Chief Executive Officer and Chairman of the Board) of First Jersey. He is presently the sole stockholder and a director of First Jersey. He has in the past held several additional corporate positions, including until November 1995, but not presently, director, Chairman of the Board and Chief Executive Officer of International Thoroughbred Breeders, Inc. ("ITB"), a publicly owned commercial breeder of thoroughbred horses and the owner and operator of Garden State Racetrack in Cherry Hill, New Jersey. Mr. Brennan was, but is not presently, a principal stockholder of ITB. Mr. Brennan has served from time to time during the past five years, but not presently, as a member of the Board of Regents of Seton Hall University. Mr. Brennan is controlling stockholder of the General Partner.


            On June 19, 1995, Judge Richard Owen, District Judge of the United States Court for the Southern District of New York issued his opinion and on July 14, 1995 entered a judgment in a lawsuit commenced in 1985 by the Securities and Exchange Commission (the "Commission") against Robert E. Brennan and First Jersey (the "Defendants"). In its opinion and judgment, the court determined that the Defendants, with respect to sales and resales of the securities of five issuers (not those of the Partnership), charged excessive markups and markdowns to First Jersey customers and thereby violated ss.17(a) of the Securities Act of 1933 (the "Securities Act") and ss.10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and violated Rule 10b-5 in that they engaged in fraud in those transactions. As a result, the court permanently enjoined the Defendants from further violations of Securities Act ss.17(a), Exchange Act ss.10(b) and Rule 10b-5.


            In addition the court ordered that the Defendants disgorge an aggregate $22,288,099 of profits together with $49,251,521 of prejudgment interest (as of December 31, 1994). The court also ordered the appointment of a special agent to examine the records of First Jersey for the period from November 1, 1982 through January 31, 1987 for the purpose of determining whether excessive markups and/or markdowns were charged to First Jersey customers beyond those proved at trial.


            On appeal to the Federal 2nd Circuit Appeals court, this judgment was upheld with the exception of the appointment of the special agent which was reversed. A petition for rehearing which was filed with the 2nd Circuit was denied. The defendants expect to file an appeal with the United States Supreme Court in the future. As a result of the judgment and in order to preserve control over their assets pending the outcome of final appeals, on August 7, 1995, Robert E. Brennan and First Jersey filed voluntary petitions for relief in the United States Bankruptcy Court for the District of New Jersey under Chapter 11 of the Bankruptcy Code.


            On August 9, 1995, the State of New Jersey and the New Jersey Bureau of Securities instituted a civil action against Brennan, Barnett and others alleging, inter alia, securities fraud and racketeering activity. The complaint seeks injunctive relief, restitution and civil monetary penalties. Defendants deny any violations of law and intend to vigorously defend against this action. No assurances can be given as to the outcome of this matter.


            All of the directors will hold office until the next annual meeting of the stockholders of the General Partner and until their successors are elected and qualified.


Compliance with Section 16(a) of the Exchange Act
            Based solely upon a review of Forms 3 and 4 (17 CFR 249.103 and 249.104) and any amendments thereto furnished to Registrant under Rule 16a-3(d) (17 CFR 240.16a-3(e) or written representations received by Registrant that no Forms 5 were required, Registrant believes that there were no officers, directors or beneficial owners of more than 10% of any class of equity securities of Registrant registered pursuant to Section 12, that failed to file on a timely basis any reports required by Section 16(a) during the most recent fiscal years.

Item 11.  Executive Compensation

            The Registrant is not required to pay and did not pay any remuneration to the officers and directors of the General Partner.  See Item 12, "Certain Relationships and
 Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

            The Family Trust, a New Jersey trust, which was established by Robert Brennan, but as to which Mr. Brennan is neither a Trustee nor a Beneficiary, owns 1,558 Units (9.28%). No other person was known by Registrant to own beneficially more than 5% of the outstanding Units of Registrant. No directors, officers or partners of the General Partner own Units of Registrant except for the five Units owned by Mr. Bathgate, as the initial limited partner.

            As of March 1, 1997, Robert E. Brennan and Lawrence E. Bathgate, II were the sole shareholders of the common stock of the General Partner, owning 80% and 20% respectively.

Item 13.  Certain Relationships and Related Transactions

            During Registrant's fiscal years ended December 31, 1996, 1995 and 1994, the General Partner and certain affiliated entities have earned or received compensation or payments for services from Registrant or its General Partner as follows:

                                                  eimbursement/Compensation
                                               --------------------------

  Name of Recipient  Capacity in Which served      1996     1995    1994
  -----------------
                     or Payment
                     Received
                                               --------------------------
                                               --------------------------

  FJS Properties,    General Partner3              $319     $936    $841
  Inc.
                                               --------------------------
                                               --------------------------

                     Partnership Management      $1,364   $3,899  $5,604
                     Fee
                                               --------------------------

                     Property Management Fee4   $19,101  $18,419 $18,301
                                               --------------------------
                                               --------------------------

                     Administrative Expenses5   $24,000  $24,000      $0
                                               --------------------------
                                               --------------------------

  Lawrence E.        Initial Limited Partner6        $9      $28     $26
  Bathgate II
                                               --------------------------
                                               --------------------------

  Other              Officer/Director of             $0       $0      $0
  Officers/Directors General Partner
  of General Partner
                                               --------------------------


                     3 Represents the General Partner's interest in Adjusted Cash From Operations. Under Registrant's Partnership Agreement 99% of the Net Income and Net Loss of Registrant was allocated to the Limited Partners and 1% was allocated to the General Partner. Pursuant thereto, for the years ended December 31, 1996, 1995 and 1994, $3,826, $2,547 and
                     $2,564 of the Registrant's taxable loss was allocated to FJS Properties, Inc. For further information, reference is made to the material contained in the Prospectus under the heading "MANAGEMENT COMPENSATION."

                     4  The following property management fees were applicable
                                            to the years 1996, 1995 and 1994:

           ---------------------------------------------------------------
             YEAR       Aggregate        Retained by      Paid to local
                      Management Fee   General Partner    unaffiliated
                                   management
                                                             company
           ---------------------------------------------------------------
           ---------------------------------------------------------------
             1996        $95,505           $19,101           $76,404
           ---------------------------------------------------------------
           ---------------------------------------------------------------
             1995        $92,096           $18,419           $73,677
           ---------------------------------------------------------------
           ---------------------------------------------------------------
             1994        $91,506           $18,301           $73,205
              ------------------------------------------------------
In addition, the local unaffiliated management company received construction supervision fees of $19,605 during 1996 and $1,624 during 1994, for supervision of outside construction work at the Pavilion Apartments.

                     5 Represents administrative fees for preparation of this Form 10K for the calendar years ended December 31, 1995 and 1996, and Forms 10Q for the calendar quarters ended March 31, June 30, and September 30, 1995 and 1996, for filing with the Securities and Exchange Commission. Such charges are in accordance with and pursuant to ss.10.1.3(b) of the Partnership Agreement of Registrant and do not exceed 90% of the amount Registrant would be required to pay to independent parties for comparable administrative services in the same geographic location.

                     6 Represents distribution of Adjusted Cash From Operations attributable to the five Units Owned by Mr. Bathgate and includes the distribution for the fourth quarter of 1995 which was made in February 1996. For the years ended December 31, 1996, 1995, and 1994, $112.81, $75.10 and
                     $75.60 of the Registrant's taxable loss was allocated to his Units.


            In addition, certain officers and directors of the General Partner receive compensation from the General Partner, First Jersey and/or its affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.

            Bathgate, Wegener & Wolf, PA, the law firm in which Mr. Bathgate is a partner, was retained by Registrant during 1994 for representation in connection with the refinance of the existing first mortgage loan. Such firm received a payment in 1994 of $20,027.00 for services rendered and out of pocket costs in connection with such transaction.

                                                PART IV

Item 14.  Exhibits Financial Statement Schedules, and Reports On Form 8-K

        1.   Financial Statements:  See Index to Financial Statements in Item 8.

                  (a)  2.   Exhibits:

                        3.4  (a)  Agreement  of  Limited  Partnership,  dated
                          as of April 30, 1985, incorporated by reference to Exhibit A to the Prospectus of Registrant dated
                         June 10,  1985  included in  Registrant's  Registration
                          Statement  on Form S-11
                        (Reg. No. 2-93980).

                        (b)  Amendment  to  Agreement  of Limited  Partnership
                         dated as of October  22, 1985 incorporated by reference
                          to Exhibit  3A.1 to  Registrant's  Registration
                         Statement on Form S-11 (Reg. No. 2-93980).

                        (c) Amendment to Agreement of Limited Partnership dated as of October 22, 1985, incorporated by reference to
                        Exhibit 3.4(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (File No 2-93980).

                        (d) Amendment to Agreement of Limited Partnership, dated as of March 24, 1987, incorporated by reference to
                        Exhibit 3.4(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No 2-93980).

                        (e) Amendment No. 1 to Amended and Restated Certificate of Limited Partnership, dated as of August 17, 1987, incorporated by reference to Exhibit 3.4(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No 2-93980).

                        10.  (a)  Acquisition  and  Disposition  Agreement
                          dated  as  of  May  2,  1986  between  Registrant
                     and FJS  Properties,  Inc.,  incorporated  by  reference to
                     Exhibit 10A to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986
                         (File No. 2- 93980).

                        (b) Management Services Agreement dated as of May 2, 1986 between Registrant and FJS Properties, Inc., incorporated by reference to Exhibit 10B to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (File No. 2-93980).

                        (c) Contract for Sale and Purchase  dated  December 17,
                          1984,  between  Rockwell Investments,  Ltd. and
                       Registrant,  incorporated by reference to Exhibit 10D to
                        Registrant's Registration Statement on Form S-11
                         (Reg. No. 2-93980.)

                        (d) Contract for Sale and Purchase  dated  December 17,
                          1984, between Vinsteve Investments Inc., Jimstein Investments, Ltd., Barwell Corporation, N.W. and
                        Registrant,   incorporated   by  reference   to  Exhibit
                           10E  to   Registrant's
                        Registration Statement on Form S-11 (Reg. No. 2-93980.)

                        (e) Mortgage and Security Agreement dated September 9, 1987, by FJS Properties Fund I, L.P., as mortgagor, and The Bank of Tokyo, Ltd., Miami Agency, as mortgagee, incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No 2-93980).

                        (f) Mortgage Note, dated September 9, 1987, by FJS Properties Fund I, L.P. as maker to The Bank of Tokyo, Ltd., Miami Agency, as payee in the principal amount of $5,000,000, incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No 2-93980).

                        (g) Modification of Note, Mortgage and Assignment Agreement, dated as of September 9, 1992, between FJS Properties Fund I, L.P. as Mortgagor, and The Bank Of Tokyo, Ltd., Miami Agency, as Mortgagee incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No 0-15755).

                        (h) Modification of Note, Mortgage and Assignment Agreement, dated as of November 10, 1992, between FJS Properties Fund I, L.P. as Mortgagor, and The Bank Of Tokyo, Ltd., Miami Agency, as Mortgagee incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No 0-15755).

                        (i) Modification of Note, Mortgage and Assignment Agreement, dated as of March 31, 1993, between FJS Properties Fund I, L.P. as Mortgagor, and The Bank of Tokyo, Ltd., Miami Agency, as Mortgagee incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No 0-15755).

                        (j) Renewal Note, dated March 31, 1993, made by FJS Properties Fund I, L.P. to the Bank of Tokyo, Ltd incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No 0-15755).

                        (k) Property Management Agreement made as of December 1993, between FJS Properties Fund I, L.P., Owner, and M.L. Property Management, Inc., Managing Agent, incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

                        (l) Third Modification of Note, Mortgage and Assignment Agreement dated as of February 28, 1994, between FJS Properties Fund I, L.P. and The Bank of Tokyo, Ltd., incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

                        (m) Multifamily Note, dated March 29, 1994, made by FJS Properties Fund I, L.P. to Long Beach Bank, FSB, in the principal amount of $5,000,000, incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

                        (n) Multifamily Mortgage, Assignment of Rents and Security Agreement and Fixture Filing, dated March 29, 1994, made by FJS Properties Fund I, L.P. to Long Beach Bank, FSB, incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

                        (o) Assignment of Leases, dated March 29, 1994, made by FJS Properties Fund I, L.P. to Long Beach Bank, FSB, incorporated by reference to Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

                        (p) Operations and Maintenance Agreement dated March 29, 1994, between FJS Properties Fund I, L.P. and Long Beach Bank, FSB, incorporated by reference to Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

                        (q) Debt Service Reserve Fund Security Agreement, dated March 29, 1994, between FJS Properties Fund I, L.P. and Long Beach Bank, FSB, incorporated by reference to
                        Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

                        (r) Replacement Reserve and Security Agreement, dated March 29, 1994, between FJS Properties Fund I, L.P. and Long Beach Bank, FSB, incorporated by reference to
                        Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

                        (s) Completion/Repair and Security Agreement, dated March 29, 1994, between FJS Properties Fund I, L.P. and Long Beach Bank, FSB, incorporated by reference to
                        Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

                  (b) Reports on Form 8-K filed during the last quarter of the fiscal year:

                                        None.
          Financial Statement Schedules Filed Pursuant to Item 13(B)

                  See Index to Financial Statements in Item 8.

                                Page S-1
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FJS PROPERTIES FUND I, L.P.
                                          FJS PROPERTIES, INC.
                                          General Partner

Dated:  March 19, 1997                          By:  Andrew C. Alson
                                                   -----------------
                           Andrew C. Alson, President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.


Dated:  March 19, 1997                    By:  Robert E. Brennan
                                             -------------------
                                                Robert E. Brennan, Director
                                                  of the General
                                                Partner


Dated:  March 19, 1997                    By:  Lawrence E. Bathgate, II
                                             --------------------------
                                                Lawrence E. Bathgate, II
                                              Director of the
                                                General Partner


Dated:  March 19, 1997                    By:  Andrew C. Alson
                                             -----------------
                                                Andrew C. Alson, President
                                              and Director of the
                                               General Partner
                                                  (Principal Executive Officer)


Dated:  March 19, 1997                    By:  Roger Barnett
                                             ---------------
                                                Roger Barnett, Secretary and
                                                  Treasurer of the
                                                General Partner
                                                   (Principal Financial and
                                                Accounting Officer)