Form 10-Q
period 1997-03-31
FJS PROPERTIES FUND I LP
filed 1997-05-12
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 1997           Commission File Number 2-93980
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

                              Yes   X      No

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of May 8, 1997.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Balance Sheets as of March 31, 1997 [Unaudited]
        and December 31, 1996 ....................................      1

        Statements of Operations for the three months ended
        March 31, 1997 and 1996 [Unaudited].......................      2

        Statement of Partners' Capital for the three months
        ended March 31, 1997 [Unaudited]..........................      3

        Statements of Cash Flows for the three months ended
        March 31, 1997 and 1996 [Unaudited].......................      4

        Notes to Financial Statements [Unaudited].................      5

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................      6

Part II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K..........................      7

Signature ........................................................      8







                          .   .   .   .   .   .   .   .

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------

                                                        March 31,   December 31,
                                                         1 9 9 7       1 9 9 6
                                                       [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                            $  481,376   $   493,597
  Cash - Escrow                                           171,254       182,875
  Cash - Security Deposits                                132,047       121,167
  Other Current Assets                                     90,641         1,430
                                                       ----------   -----------

  Total Current Assets                                    875,318       799,069
                                                       ----------   -----------

Property Investment:
  Land                                                  2,296,804     2,296,804
  Buildings                                             6,569,125     6,569,125
  Furniture, Fixtures and Building Improvements         1,737,884     1,737,884
                                                       ----------   -----------

  Totals - At Cost                                     10,603,813    10,603,813
  Less:  Accumulated Depreciation                      (4,320,326)   (4,262,710)
                                                       ----------   -----------

  Property Investment - Net                             6,283,487     6,341,103
                                                       ----------   -----------

Other Assets                                              304,075       308,781
                                                       ----------   -----------

  Total Assets                                         $7,462,880   $ 7,448,953
                                                       ==========   ===========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                     $   70,389   $    79,843
  Accrued Interest                                         38,799        38,922
  Other Accrued Expenses                                   59,204         7,225
  Accounts Payable - Related Party                         21,361        18,224
  Tenant Security Deposits                                132,047       121,167
  Mortgage Payable - Current Portion                       65,506        63,935
  Deferred Income - Current Portion                         7,142         7,142
                                                       ----------   -----------

  Total Current Liabilities                               394,448       336,458
                                                       ----------   -----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                4,776,055     4,793,033
  Deferred Income - Non-Current Portion                    37,500        39,286
                                                       ----------   -----------

  Total Long-Term Liabilities                           4,813,555     4,832,319
                                                       ----------   -----------

Partners' Capital:
  General Partner                                      (1,213,310)   (1,213,057)
  Limited Partners                                      3,468,187     3,493,233
                                                       ----------   -----------

  Total Partners' Capital                               2,254,877     2,280,176
                                                       ----------   -----------

  Total Liabilities and Partners' Capital              $7,462,880   $ 7,448,953
                                                       ==========   ===========

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                          Three months ended
                                                               March 31,
                                                          1 9 9 7      1 9 9 6
                                                          -------      -------

Rental Income                                          $  496,655   $   467,880
Cost of Rental Income                                     188,749       158,682
                                                       ----------   -----------

  Gross Profit                                            307,906       309,198
                                                       ----------   -----------

Expenses:
  Selling, General and Administrative Expenses            157,348       153,940
  Depreciation and Amortization                            63,718        68,307
                                                       ----------   -----------

  Total Expenses                                          221,066       222,247
                                                       ----------   -----------

  Operating Income                                         86,840        86,951
                                                       ----------   -----------

Other [Income] and Expenses:
  Interest Income                                          (6,002)       (5,491)
  Interest Expense                                        118,141       119,578
                                                       ----------   -----------

  Other Expenses - Net                                    112,139       114,087
                                                       ----------   -----------

  Net Loss                                             $  (25,299)  $   (27,136)
                                                       ==========   ===========

  Loss Per Limited Partnership Unit                    $    (1.49)  $     (1.62)
                                                       ==========   ===========

  Distributions Per Limited Partnership Unit           $       --   $       .34
                                                       ==========   ===========

  Weighted Average Number of Limited
   Partnership Units Outstanding                           16,788        16,788
                                                       ==========   ===========



See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                        Total
                                           General       Limited       Partners'
                                           Partner       Partners      Capital

Partners' Capital - December 31, 1996    $(1,213,057)  $3,493,233   $ 2,280,176

  Net Loss for the three months
   ended March 31, 1997                         (253)     (25,046)      (25,299)
                                         -----------   ----------   -----------

  Partners' Capital - March 31, 1997
   [Unaudited]                           $(1,213,310)  $3,468,187   $ 2,254,877
                                         ===========   ==========   ===========



See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                          Three months ended
                                                                March 31,
                                                          1 9 9 7      1 9 9 6
                                                          -------      -------

Operating Activities:
  Net Loss                                             $  (25,299)  $   (27,136)
                                                       ----------   -----------
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operating Activities:
   Depreciation                                            57,616        62,205
   Amortization                                             6,102         6,102

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                                10,226       (60,307)
     Security Deposits                                    (10,880)       (4,780)
     Other Current Assets                                 (89,211)         (345)

   Increase [Decrease] in:
     Accounts Payable                                      (9,456)        5,018
     Accrued Interest                                        (123)          326
     Other Accrued Expenses                                51,979        51,320
     Accounts Payable - Related Party                       3,137        (8,698)
     Tenant Security Deposits                              10,880         4,780
     Deferred Income                                       (1,785)           --
                                                       ----------   -----------

   Total Adjustments                                       28,485        55,621
                                                       ----------   -----------

  Net Cash - Operating Activities                           3,186        28,485
                                                       ----------   -----------

Financing Activities:
  Principal Payments on Mortgages                         (15,407)      (13,980)
  Cash Distributions to Partners                               --        (5,766)
                                                       ----------   -----------

  Net Cash - Financing Activities                         (15,407)      (19,746)
                                                       ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents    (12,221)        8,739

Cash and Cash Equivalents - Beginning of Periods          493,597       542,337
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $  481,376   $   551,076
                                                       ==========   ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the three months ended March 31, 1997 and 1996 was $118,264 and $119,690, respectively.

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------




[A] Significant Accounting Policies

Significant accounting policies of FJS Properties Fund I, L.P. are set forth in the Partnership's Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

[B] Basis of Reporting

The balance sheet as of March 31, 1997, the statements of operations for the three months ended March 31, 1997 and 1996, the statement of partners' capital for the three months ended March 31, 1997, and the statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at March 31, 1997, and the results of its operations and cash flows for the three months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1996.

Certain reclassifications may have been made to the 1996 financial statements to conform to classifications used in 1997.




                         . . . . . . . . . . . . . . . .

Item 2

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

Operations

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the mid-90% range for the first quarter of 1997. Physical occupancy stands at 94.5% as of May 9, 1997, with 17 vacant apartments of which 14 have been rented with tenant move-in scheduled during May. In addition, six tenants have given notice of intent to vacate and eviction proceedings are in process against two additional tenants. Of these eight additional apartments, two have been rented for future occupancy. Rental income for the three month period ended March 31, 1997, increased to $496,655 as compared to $467,880 for the comparable period of the prior year. This increase was attributable to the increased rental rates enjoyed by the Pavilion Apartments as well as a reduction in vacancies at the project. This was slightly offset by a small increase in the rental allowances given to tenants. Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities increased from $158,682 to $188,749 for the comparable three month periods of 1996 and 1997 respectively. The increase was principally from increased repairs, maintenance and replacements at the project which reflect the continuing upgrade/rehabilitation program at the Pavilion. This project is substantially completed, and the continuing replacement expense reflects the replacements and updating of items such as stoves, hot water heaters and bathroom lighting fixtures.

Selling, General and Administrative Expenses increased slightly to $157,348 as compared to $153,940 for the comparable three month period of the prior year. This reflects the accrual of $3,000 of quarterly administrative fees which first quarter fees in 1996 were not reflected in the financial statements until the second quarter. Except for the timing of this accrual, aggregate Selling, General and Administrative Expenses were substantially the same as were incurred in 1996. While payroll expenses and real estate commissions showed increases, the latter including commissions paid to unaffiliated tenant referral services not previously utilized in prior years, court costs and insurance premiums showed reductions which offset the increases.

The increase in Rental Income offset by the increases in the Cost of Rental Income and Selling, General and Administrative Expenses resulted in Operating Income's being substantially the same for the three month periods of 1996 and 1997, at $86,951 and $86,840 respectively.

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

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FJS PROPERTIES FUND I, L.P.


Date: May 12,  1997                   By: /s/ Andrew C. Alson
                                         --------------------
                                          Andrew C. Alson
                                         (President and Chief Financial Officer)
                                          FJS Properties, Inc.
                                          General Partner