Form 10-Q
period 1997-06-30
FJS PROPERTIES FUND I LP
filed 1997-08-12
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 1997             Commission File Number 2-93980
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

                              Yes   X      No

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of August 1, 1997.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Balance Sheets as of June 30, 1997 [Unaudited]
        and December 31, 1996 ....................................      1

        Statements of Operations for the three months and six months
        ended June 30, 1997 and 1996 [Unaudited]..................      2

        Statement of Partners' Capital for the six months
        ended June 30, 1997 [Unaudited]...........................      3

        Statements of Cash Flows for the six months ended
        June 30, 1997 and 1996 [Unaudited]........................      4

        Notes to Financial Statements [Unaudited].................      5

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................      6

Part II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K..........................      7

Signature Page....................................................      8




                          .   .   .   .   .   .   .   .




PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------

                                                            June 30,    December 31,
                                                             1 9 9 7       1 9 9 6
                                                           [Unaudited]

Assets:
Current Assets:
  Cash and Cash Equivalents                                $  549,722   $   493,597
  Cash - Escrow                                               160,619       182,875
  Cash - Security Deposits                                    131,314       121,167
  Other Current Assets                                         80,901         1,430
                                                           ----------   -----------

  Total Current Assets                                        922,556       799,069
                                                           ----------   -----------

Property Investment:
  Land                                                      2,296,804     2,296,804
  Buildings                                                 6,569,125     6,569,125
  Furniture, Fixtures and Building Improvements             1,737,885     1,737,884
                                                           ----------   -----------

  Totals - At Cost                                         10,603,814    10,603,813
  Less:  Accumulated Depreciation                          (4,381,345)   (4,262,710)
                                                           ----------   -----------

  Property Investment - Net                                 6,222,469     6,341,103
                                                           ----------   -----------

Other Assets                                                  299,080       308,781
                                                           ----------   -----------

  Total Assets                                             $7,444,105   $ 7,448,953
                                                           ==========   ===========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                         $   63,501   $    79,843
  Accrued Interest                                             37,383        38,922
  Other Accrued Expenses                                      111,810         7,225
  Accounts Payable - Related Party                              7,533        18,224
  Tenant Security Deposits                                    131,314       121,167
  Mortgage Payable - Current Portion                           67,116        63,935
  Deferred Income - Current Portion                             7,142         7,142
                                                           ----------   -----------

  Total Current Liabilities                                   425,799       336,458
                                                           ----------   -----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                    4,758,660     4,793,033
  Deferred Income - Non-Current Portion                        35,714        39,286
                                                           ----------   -----------

  Total Long-Term Liabilities                               4,794,374     4,832,319
                                                           ----------   -----------

Partners' Capital:
  General Partner                                          (1,213,620)   (1,213,057)
  Limited Partners                                          3,437,552     3,493,233
                                                           ----------   -----------

  Total Partners' Capital                                   2,223,932     2,280,176
                                                           ----------   -----------

  Total Liabilities and Partners' Capital                  $7,444,105   $ 7,448,953
                                                           ==========   ===========

See Accompanying Notes to Financial Statements.

                                         1



FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                     Three months ended         Six months ended
                                          June 30,                  June 30,
                                          --------                  --------
                                     1 9 9 7      1 9 9 6      1 9 9 7     1 9 9 6
                                     -------      -------      -------     -------

Rental Income                      $  508,477  $  465,432   $ 1,005,132 $   933,312
Cost of Rental Income                 171,987     166,008       360,736     324,689
                                   ----------  ----------   ----------- -----------

  Gross Profit                        336,490     299,424       644,396     608,623
                                   ----------  ----------   ----------- -----------

Expenses:
  Selling, General and Administrative
   Expenses                           167,358     172,204       324,706     326,145
  Depreciation and Amortization        67,121      68,646       130,839     136,953
                                   ----------  ----------   ----------- -----------

  Total Expenses                      234,479     240,850       455,545     463,098
                                   ----------  ----------   ----------- -----------

  Operating Income                    102,011      58,574       188,851     145,525
                                   ----------  ----------   ----------- -----------

Other [Income] and Expenses:
  Interest Income                      (5,558)     (5,840)      (11,560)    (11,331)
  Interest Expense                    116,469     117,926       234,610     237,504
                                   ----------  ----------   ----------- -----------

  Other Expenses - Net                110,911     112,086       223,050     226,173
                                   ----------  ----------   ----------- -----------

  Net [Loss]                       $   (8,900) $  (53,512)  $   (34,199)$   (80,648)
                                   ==========  ==========   =========== ===========

[Loss] Per Limited Partnership Unit $   (.52) $    (3.16)  $     (2.02)$     (4.76)
                                   =========  ==========   =========== ===========

  Distributions Per Limited Partnership
   Unit                            $     1.30  $     1.54   $      1.30 $      1.88
                                   ==========  ==========   =========== ===========

  Weighted Average Number of Limited
   Partnership Units Outstanding       16,788      16,788        16,788      16,788
                                   ==========  ==========   =========== ===========


See Accompanying Notes to Financial Statements.


                                         2


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                            Total
                                               General       Limited       Partners'
                                               Partner       Partners      Capital

Partners' Capital - December 31, 1996        $(1,213,057)  $3,493,233   $ 2,280,176

  Net [Loss] for the six months ended
   June 30, 1997                                    (342)     (33,857)      (34,199)

  Cash Distributions to Partners                    (221)     (21,824)      (22,045)
                                             -----------   ----------   -----------

  Partners' Capital - June 30, 1997          $(1,213,620)  $3,437,552   $ 2,223,932
                                             ===========   ==========   ===========



See Accompanying Notes to Financial Statements.


                                         3


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                                Six months ended
                                                                    June 30,
                                                              1 9 9 7      1 9 9 6
                                                              -------      -------

Operating Activities:
  Net [Loss]                                               $  (34,199)  $   (80,648)
                                                           ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   Provided by Operating Activities:
   Depreciation                                               118,635       124,749
   Amortization                                                12,204        12,204

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                                    19,753      (147,069)
     Security Deposits                                        (10,147)      (12,450)
     Other Current Assets                                     (79,471)       30,247

   Increase [Decrease] in:
     Accounts Payable                                         (16,342)          777
     Accrued Interest                                          (1,539)       (1,092)
     Other Accrued Expenses                                   104,585       105,064
     Accounts Payable - Related Party                         (10,691)      (19,295)
     Tenant Security Deposits                                  10,147        12,450
     Deferred Income                                           (3,571)           --
                                                           ----------   -----------

   Total Adjustments                                          143,563       105,585
                                                           ----------   -----------

  Net Cash - Operating Activities                             109,364        24,937
                                                           ----------   -----------

Investing Activities:
  Capital Expenditures                                             --        (3,391)
                                                           ----------   -----------

Financing Activities:
  Principal Payments on Mortgages                             (31,194)      (28,304)
  Distributions to Partners                                   (22,045)      (31,881)
                                                           ----------   -----------

  Net Cash - Financing Activities                             (53,239)      (60,185)
                                                           ----------   -----------

  Net Increase [Decrease] in Cash and Cash Equivalents         56,125       (38,639)

Cash and Cash Equivalents - Beginning of Periods              493,597       542,337
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  549,722   $   503,698
                                                           ==========   ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the six months ended June 30, 1997 and 1996 was $236,150 and $239,036, respectively.

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


See Accompanying Notes to Financial Statements.

                                         4

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------




[A] Significant Accounting Policies

Significant accounting policies of FJS Properties Fund I, L.P. are set forth in the Partnership's Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

[B] Basis of Reporting

The balance sheet as of June 30, 1997, the statements of operations for the three and six months ended June 30, 1997 and 1996, the statement of partners' capital for the six months ended June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at June 30, 1997, and the results of its operations and cash flows for the six months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1996.

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

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the low to mid 90% range during the second quarter of 1997. As of August 11, 1997, there were 16 vacant apartments with 4 scheduled move-ins for August. 12 apartments were available for rent. Physical occupancy therefore stands at 94.9%, with 96% of the apartments rented.

Rental income for the comparable three and six month periods ended June 30, 1996 and 1997, showed increases as compared to the prior year, for both the three month period from $465,432 to $508,477 and the six month period from $933,312 to $1,005,132. The increases were primarily attributable to the increased rental rates enjoyed by the Pavilion Apartments as well as increased occupancy at the property. Cost of rental income, consisting mainly of real estate taxes, repairs and maintenance and utilities increased from $166,008 to $171,987 and from $324,689 to $360,736 for the comparable three and six month periods of 1996 and 1997 respectively. The increase was principally from increased replacements and repairs and maintenance which were completed during the first quarter of 1997, as well as increased replacements during the second quarter as a result of the increased occupancy at the project.

Selling, general and administrative expenses decreased from $326,145 to $324,706 for the comparable six month periods, and from $172,204 to $167,358 for the comparable three month period of the prior year. The decreases resulted principally from decreased payroll costs which in the prior year were associated with the labor associated with painting of the Pavilion Apartments and related work. These decreases were offset by increases in commissions to outside agencies for tenant referrals as well as increases in professional fees incurred by the Partnership.

As a result of the increase in rental income, operating income increased for the three and six month periods to $102,011 and $188,851 from $58,574 and $145,525 for the comparable periods of 1996.

INFLATION

As of the present date, inflation has not had a major impact on the operations of the Partnership.

PART II - OTHER INFORMATION
------------------------------------------------------------------------------



Item 6.  Exhibits and Reports on Form 8-K

[a] Exhibits as required by Item 601 of Regulation S-K:

None Required

[b] Reports on Form 8-K:

On June 19, 1997, the Partnership filed a report on Form 8-K under Item 1 reporting a change in control of registrant.

SIGNATURES
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FJS PROPERTIES FUND I, L.P.




Date: August 12, 1997                     By: /s/ Andrew C. Alson
                                              -------------------
                                 Andrew C. Alson
                                         [President and Chief Financial Officer]
                                   FJS Properties, Inc.
                                   General Partner