Form 10-Q
period 1997-09-30
FJS PROPERTIES FUND I LP
filed 1997-11-10
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1997         Commission File Number 2-93980
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

                              Yes   X      No

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of November 3, 1997.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Balance Sheets as of September 30, 1997 [Unaudited]
        and December 31, 1996 ....................................      1

        Statements of Operations for the three months and nine months
        ended September 30, 1997 and 1996 [Unaudited].............      2

        Statement of Partners' Capital for the nine months
        ended September 30, 1997 [Unaudited]......................      3

        Statements of Cash Flows for the nine months ended
        September 30, 1997 and 1996 [Unaudited]...................      4

        Notes to Financial Statements [Unaudited].................      5

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................      6

Part II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K..........................      7

Signature Page....................................................      8




                          .   .   .   .   .   .   .   .

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------

                                                      September 30, December 31,
                                                         1 9 9 7       1 9 9 6
                                                             [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                            $  544,279   $   493,597
  Cash - Escrow                                           236,237       182,875
  Cash - Security Deposits                                124,969       121,167
  Other Current Assets                                     58,310         1,430
                                                       ----------   -----------

  Total Current Assets                                    963,795       799,069
                                                       ----------   -----------

Property Investment:
  Land                                                  2,296,804     2,296,804
  Buildings                                             6,569,125     6,569,125
  Furniture, Fixtures and Building Improvements         1,740,341     1,737,884
                                                       ----------   -----------

  Totals - At Cost                                     10,606,270    10,603,813
  Less:  Accumulated Depreciation                      (4,441,824)   (4,262,710)
                                                       ----------   -----------

  Property Investment - Net                             6,164,446     6,341,103
                                                       ----------   -----------

Other Assets                                              294,096       308,781
                                                       ----------   -----------

  Total Assets                                         $7,422,337   $ 7,448,953
                                                       ==========   ===========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                     $   70,380   $    79,843
  Accrued Interest                                         37,258        38,922
  Other Accrued Expenses                                  164,259         7,225
  Accounts Payable - Related Party                          9,628        18,224
  Tenant Security Deposits                                124,969       121,167
  Mortgage Payable - Current Portion                       68,767        63,935
  Deferred Income - Current Portion                         7,142         7,142
                                                       ----------   -----------

  Total Current Liabilities                               482,403       336,458
                                                       ----------   -----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                4,740,838     4,793,033
  Deferred Income - Non-Current Portion                    33,929        39,286
                                                       ----------   -----------

  Total Long-Term Liabilities                           4,774,767     4,832,319
                                                       ----------   -----------

Partners' Capital:
  General Partner                                      (1,214,208)   (1,213,057)
  Limited Partners                                      3,379,375     3,493,233
                                                       ----------   -----------

  Total Partners' Capital                               2,165,167     2,280,176
                                                       ----------   -----------

  Total Liabilities and Partners' Capital              $7,422,337   $ 7,448,953
                                                       ==========   ===========

See Accompanying Notes to Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                    Three months ended        Nine months ended
                                                       September 30,            September 30,
                                                       -------------            -------------
                                                  1 9 9 7       1 9 9 6      1 9 9 7       1 9 9 6
                                                  -------       -------      -------       -------

Rental Income                                 $   515,580   $   464,244   $ 1,520,712   $ 1,397,556
Cost of Rental Income                             173,158       170,119       533,894       494,808
                                              -----------   -----------   -----------   -----------

  Gross Profit                                    342,422       294,125       986,818       902,748
                                              -----------   -----------   -----------   -----------

Expenses:
  Selling, General and Administrative
   Expenses                                      183,757        215,463       508,462       541,607
  Depreciation and Amortization                   66,582         69,114       197,421       206,067
                                             -----------    -----------   -----------   -----------

  Total Expenses                                 250,339        284,577       705,883       747,674
                                             -----------    -----------   -----------   -----------

  Operating Income                                92,083          9,548       280,935       155,074
                                             -----------    -----------   -----------   -----------

Other [Income] and Expenses:
  Interest Income                                (7,223)        (6,089)      (18,782)      (17,420)
  Interest Expense                              117,373        118,880       351,983       356,384
                                            -----------    -----------   -----------   -----------

  Total Other Expenses - Net                    110,150        112,791       333,201       338,964
                                            -----------    -----------   -----------   -----------

  Net [Loss]                                $   (18,067)   $  (103,243)  $   (52,266)  $  (183,890)
                                            ===========    ===========   ===========   ===========

[Loss] Per Limited Partnership Unit         $     (1.07)   $     (6.09)  $     (3.08)  $    (10.84)
                                            ===========    ===========   ===========   ===========

Distributions Per Limited
  Partnership Unit                         $      2.40     $       --    $      3.70   $      1.88
                                           ===========     ===========   ===========   ===========

Weighted Average Number of Limited
  Partnership Units Outstanding                 16,788          16,788        16,788        16,788
                                           ===========     ===========   ===========   ===========


See Accompanying Notes to Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                                     Total
                                                     General       Limited         Partners'
                                                     Partner       Partners         Capital

Partners' Capital - December 31, 1996             $(1,213,057)    $3,493,233     $ 2,280,176

  Net [Loss] for the nine months ended
   September 30, 1997                                    (523)       (51,743)        (52,266)

  Cash Distributions to Partners                         (628)       (62,115)        (62,743)
                                                  -----------     ----------     -----------

  Partners' Capital - September 30, 1997          $(1,214,208)    $3,379,375     $ 2,165,167
                                                  ===========     ==========     ===========



See Accompanying Notes to Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Nine months ended
                                                              September 30,
                                                          1 9 9 7      1 9 9 6
                                                          -------      -------
Operating Activities:
  Net [Loss]                                           $  (52,266)  $  (183,890)
                                                       ----------   -----------
  Adjustments to Reconcile Net [Loss] to
   Net Cash Provided by Operating Activities:
   Depreciation                                           179,114       187,762
   Amortization                                            18,306        18,306

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                               (56,983)     (231,250)
     Security Deposits                                     (3,801)          (70)
     Other Current Assets                                 (56,880)       64,558

   Increase [Decrease] in:
     Accounts Payable                                      (9,463)       (2,525)
     Accrued Interest                                      (1,664)       (1,206)
     Other Accrued Expenses                               157,036       158,331
     Accounts Payable - Related Party                      (8,596)      (19,328)
     Tenant Security Deposits                               3,801            70
     Deferred Income                                       (5,357)       48,214
                                                       ----------   -----------

   Total Adjustments                                      215,513       222,862
                                                       ----------   -----------

  Net Cash - Operating Activities                         163,247        38,972
                                                       ----------   -----------

Investing Activities:
  Capital Expenditures                                     (2,457)      (10,337)
                                                       ----------   -----------

Financing Activities:
  Principal Payments on Mortgage                          (47,365)      (42,981)
  Distributions to Partners                               (62,743)      (31,881)
                                                       ----------   -----------

  Net Cash - Financing Activities                        (110,108)      (74,862)
                                                       ----------   -----------

  Net Increase [Decrease] in Cash and Cash Equivalents     50,682       (46,227)

Cash and Cash Equivalents - Beginning of Periods          493,597       542,337
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $  544,279   $   496,110
                                                       ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest during the nine months ended September 30, 1997 and 1996 was $353,647 and $358,030, respectively.

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

[B] Basis of Reporting

The balance sheet as of September 30, 1997, the statements of operations for the three and nine months ended September 30, 1997 and 1996, the statement of partners' capital for the nine months ended September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at September 30, 1997, and the results of its operations for the three and nine months then ended, and its cash flows for the nine months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1996.


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

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the mid 90% range during the third quarter of 1997. As of November 5, 1997, there were 25 vacant apartments of which 10 of the vacant apartments were rented for occupancy during November, and 15 apartments were available for rent. Thus 91.9% of the apartments are occupied and 95.2% are presently rented. Rental income for the three and nine month periods ending September 30, of 1996 and 1997, increased substantially from $464,244 and $1,397,556 to $515,580 and $1,520,712 for the comparable periods.
These increases were attributable to the in creased rental rates for apartments at the Pavilion, as well as decreases in the vacancy rate at the project compared to the earlier year.

Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities increased for the three and nine month periods of 1996 to 1997, from $170,119 and $494,808 to $173,158 and $533,894 respectively. The increase during the nine month period was primarily a result of expenditures made in connection with the increased Replacements and Repairs and Maintenance which were completed at the project earlier this year, while the slight increase during the three month period was a result of increases in water and sewer expense at the project.

Selling, General and Administrative Expenses decreased from $215,463 and $541,607 for the respective three and nine month periods of 1996 to $183,757 and $508,462 for 1997. Expenses for 1997 reflected decreased payroll costs as a result of the completion of the Repairs and Maintenance performed at the Pavilion Apartment in the earlier year. In addition, the 1996 accruals for professional fees reflected additional accruals to more accurately reflect actual expenses which were paid for the 1995 fiscal year. In addition, the 1996 year reflected increased management fees to the unaffiliated property manager for supervision of the additional work at the Pavilion completed during that period.

As a result of the increased Rental Income as well as the decreases in Selling, General and Administrative Expenses, Operating Income increased significantly from $9,548 and $155,074 for the three and nine month periods of 1996 to $92,083 and $280,935 for the comparable periods of 1997.

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

                           FJS PROPERTIES FUND I, L.P.


Date: November 10, 1997               By:/s/ Andrew C. Alson
                                         -------------------
                                         Andrew C. Alson
                                         [President and Chief Financial Officer]
                                         FJS Properties, Inc.
                                         General Partner