Form 10-K
period 1997-12-31
FJS PROPERTIES FUND I LP
filed 1998-03-24
CIK 756435

FORM 10-K

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

|X| ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                     OR
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to
              ---------.

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

       Registrant's telephone number, including area code 732-542-9209

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. N/A

      No public market exists. However, 1,843 Units were acquired as of December 31, 1997, in a registered tender offer by unaffiliated third parties at a price per Unit of $75. This would yield an aggregate market value of the Units held by non-affiliates of $1,258,725.

Documents Incorporated by Reference



      Prospectus of Registrant, dated June 10, 1985, as supplemented by Supplement dated November 7, 1985, filed pursuant to Rule 424 under the Securities Act of 1933. Annual Report on Form 10-K of Registrant for the fiscal years ended December 31, 1986 through Decembef 31, 1996, filed pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, but each only to the extent expressly incorporated by reference in Parts I, II and III.

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

            Registrant owns and operates one 312 unit garden apartment complex, the Pavilion Apartments ("Pavilion"), located in West Palm Beach, Florida. The description of the acquisition is set forth in the Prospectus under "Property Acquisitions" and is incorpor ated herein by reference. Registrant will not invest in or acquire any other properties.

            For the years ended December 31, 1997, 1996 and 1995, revenues from Pavilion accounted for approximately 98.7%, 98.8% and 98.6% respectively of Registrant's gross revenues.

Competition

            The real estate business is highly competitive and Pavilion has active competition from similar properties in the vicinity. Registrant will also experience competition for potential buyers at such time as it seeks to sell Pavilion.

Employees

            Services are performed by Registrant's employees at Pavilion by eight full-time and one part time on site personnel. The personnel are under the direct supervision of a local unaffiliated management company which in turn is supervised by the General Partner. Salaries for such on-site personnel are paid by Registrant or by the local unaffiliated man agement company from fees received from Registrant. The General Partner also provides certain supervisory property management services to Registrant under a management agree ment.

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

            The Revenue Act of 1987 (the "1987 Act") was enacted on December 22, 1987 and provides certain adverse tax consequences for "publicly traded partnerships." A "publicly traded partnership" is defined as a partnership whose interests are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof). Such a partnership will be taxed as a corporation (unless at least 90% of its gross income is derived from certain passive sources, such as real property rents, divi dends or interest) and each tax-exempt entity acquiring an interest in any such partnership after December 17, 1987 will have all of its share of the partnership's income attributable to interests acquired after such date treated as unrelated business income. In addition, the income from such a partnership would be treated as other than passive income, and losses from any such partnership could only be offset by income from the same partnership.


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


   Unit Size1    Monthly Rent2
---------------- --------------
    1/BR/1B        $509/$539
---------------- --------------
    2 BR/1B        $599/$629
---------------- --------------
    2 BR/2B        $609/$649
---------------- --------------
    3 BR/2B        $729/$759
---------------- --------------

            In the opinion of the management of Registrant, the Project is adequately covered by insurance.


First Mortgage: The existing first mortgage affecting the Project is held of record by Greenwich Capital Financial Products, Inc., and serviced by Bank United of Texas FSB, Houston, Texas. As of December 31, 1996, the mortgage had an unpaid principal balance of approximately $4,856,968. This mortgage was closed on March 31, 1994, and refinanced the former first mortgage held by The Bank of Tokyo. At that time, a new loan secured by a first mortgage on the project was obtained from the Long Beach Bank, FSB, Orange, California, in the amount of $5,000,000. This loan provides for a term of ten (10) years
--------
1BR = Bedroom; B = Bathroom
                 2Varies depending on location of unit in the Project.

with an interest rate of 9.75% per annum. The loan is repayable in equal monthly installments of $44,556.87 for principal and interest, with a balloon payment due in March 2004. At maturity a balance of approximately $4,215,000 will be due. The loan requires deposits with the lender for real estate taxes, insurance premiums, a debt service reserve of one month's payment, as well as deposits for replacement reserves for the project. These deposits are held in interest bearing accounts for the benefit of Registrant. The loan is not prepayable during the first five years of its term, and thereafter is prepayable with payment of a penalty based upon a "rate protection" formula for the lender. The loan requires consent of the holder to the transfer or sale of the Pavilion Apartments and to certain transfers of ownership interests in Registrant. For the complete terms and provisions of this loan see Exhibits 10(m) through 10(s).

            The following table sets forth the components of the Pavilion Apartments upon which depreciation, for Federal Tax purposes, is taken:


       Item           Tax Basis       Rate         Method         Life
------------------- ------------- ------------- ------------- ------------
Building               $6,897,424      5%           ACRS            18 yrs
------------------- ------------- ------------- ------------- ------------
Improvements             $192,596     3.6%          MACRS         27.5 yrs
------------------- ------------- ------------- ------------- ------------
Improvements             $528,798     Fully          SL             10 yrs
                                   Depreciated
------------------- ------------- ------------- ------------- ------------
Furniture/Fixtures     $1,048,378     Fully         ACRS             5 yrs
                                   Depreciated
------------------- ------------- ------------- ------------- ------------
Furniture/Fixtures        $27,578    Various        MACRS            7 yrs
------------------- ------------- ------------- ------------- ------------
Furniture/Fixtures         $5,149     Fully         MACRS            7 yrs
                                   Depreciated
------------------- ------------- ------------- ------------- ------------
Improvements               $8,646     .15%          MACRS         27.5 yrs
------------------- ------------- ------------- ------------- ------------
Improvements               $6,185     .46%          MACRS         27.5 yrs
------------------- ------------- ------------- ------------- ------------

            Ad Valorem Real Estate taxes for the 1997 calendar year were in the amount of $206,881.91 which was based upon an assessed valuation of $7,978,200 and the following millage rates:


      Taxing Authority:           Millage
                                   rate:
------------------------------ -------------
County                                4.6000
------------------------------ -------------
School State                          6.4270
------------------------------ -------------
School Local                          2.6330
------------------------------ -------------
City of West Palm Beach               8.5369
------------------------------ -------------
So Fl Water Management Dist.          0.5970
------------------------------ -------------
Children's Services Council           0.4530
------------------------------ -------------
F.I.N.D.                              0.0500
------------------------------ -------------
PBC Health Care District              1.1600
------------------------------ -------------
Everglades Construction Project       0.1000
------------------------------ -------------
County - Debt                         0.2666
------------------------------ -------------
School - Debt                         0.4970
------------------------------ -------------
City of West Palm Beach - Debt        0.6104
------------------------------ -------------
Total:                         25.9309
------------------------------ -------------

------------------------------ -------------
            In addition a non-advalorem assessment of $16,426.53 was levied by the Solid Waste Authority against the Pavilion. The aggregate tax of $223,308.44 was paid in the discounted amount of $214,376.10 in November 1997.

Item 3.  Legal Proceedings

            There are no material legal proceedings pending against or involving Regis trant or Pavilion.

Item 4.  Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the 1997 calendar year.





                                PART II

Item 5.  Market for Registrant's Securities and Related Security Holder Matters

            Units of the Registrant are not publicly traded nor is it anticipated that a public trading market will develop for the Units. On and as of December 31, 1997, beneficial interests in an aggregate of 1,843 Units were acquired from the unaffiliated holders thereof, by three third parties at a price of $75 per Unit, pursuant to a tender offer filed with the Securities and Exchange Commission. As of March 15, 1998, there were approximately 669 holders owning an aggregate of 16,788 Units. The General Partner has established a policy of limiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, the Partnership will satisfy one or more applicable safe harbors prescribed by the Internal Revenue Service to avoid having the Partnership classified as a publicly traded partnership which could have adverse tax effects on limited partners. In order to comply with the safe harbor provisions, the transfer of Units may be restricted.

            There were no distributions per Unit of Registrant during the 1985 fiscal year. The Registrant distributed $3.01 per Unit for the 1986 fiscal year, $4.63 per Unit for 1987, $6.59 per Unit for 1988, $14.72 per Unit for 1989,
$7.75 per Unit for 1990, and $1.97 per Unit for the first quarter of 1991. There were no distributions made for the second, third or fourth quarters of 1991, for 1992, or for 1993. Distributions aggregating $5.19 and $5.64 per Unit were distributed for 1994 and 1995 respectively, and a distribution of $1.54 was made for the first quarter of 1996. No distributions were made for the remaining quarters of 1996, during which period all available cash flow was utilized for work being done on the Pavilion Apartments. Distributions of $1.30, $2.40 and $1.83 were made for the first three quarters of 1997 respectively. No distribution was made for the fourth quarter of 1997 as all available cash flow was utilized for capital improvements at the Pavilion Apartments.

            There are no material legal restrictions set forth in Registrant's Limited Part nership Agreement, annexed to the Prospectus as Exhibit A thereto ("Partnership Agree ment"), upon Registrant's present or future ability to make distributions.

Item 6.   Selected Financial Information

            The information set forth below presents selected financial data of Registrant. Additional financial information is set forth in the audited financial statements and footnotes contained herein.

                                            Years Ended
                                            December 31,

                          1997         1996          1995         1994        1993
                         ----         ----          ----         ----        ----
  Total Assets         $7,258,818  $7,448,953    $7,756,871   $8,022,290  $7,976,563
  ------------         ----------  ----------    ----------   ----------  ----------
  Mortgage Note Payable$4,793,033  $4,856,968    $4,914,986   $4,967,636  $4,648,456
  -------------------------------  ----------    ----------   ----------  ----------
  Revenue              $2,040,543  $1,852,877    $1,841,892   $1,817,308  $1,724,052
  -------              ----------  ----------    ----------   ----------  ----------
  Interest Expense -     $470,769    $476,199      $481,611     $438,481    $335,989
  ------------------     --------    --------      --------     --------    --------
  Mortgages
  ---------
  Net [Loss]            ($50,582)   ($270,996)    ($121,682)   ($241,357)    ($8,756)
                                   ----------    ----------   ----------    --------
  Net Cash Provided by   $280,140     $51,495       $116,822     $30,551    $368,766
                         --------     -------       --------     -------    --------
  Operating Activities
  Net Cash [Used] in     ($80,481)   ($10,336)       ($2,687)   ($45,228)   ($18,139)
  ------------------    ---------   ---------       --------   ---------   ---------
  Investing Activities -
  Capital Expenditures
  Net Cash [Used] in    ($157,710)   ($89,899)     ($146,425)    ($9,026)  ($240,102)
  ------------------   ----------   ---------     ----------    --------   ---------
  Financing Activities
  --------------------
  (Loss) Per Limited      ($2.98)     ($15.98)       ($7.18)     ($14.23)     ($0.52)
  ------------------      -------    --------        -------     --------    -------
  Partnership Unit
  ----------------

  Distributions Per         $5.53       $1.88        $5.53        $4.96           --
  -----------------         -----       -----        -----        -----      -------
  Limited Partnership
  -------------------
  Unit
  ----

  Weighted Average         16,788      16,788       16,788       16,788      16,788
  ----------------         ------      ------       ------       ------      ------
  Number of Limited
  -----------------
  Partnership Units
  -----------------
  Outstanding
  -----------


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

            As of the present date, Registrant owns one Property, the Pavilion Apart ments, and does not intend to acquire any other property.

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

            Registrant distributed $3.01 per Unit for the 1986 fiscal year, $4.63 per Unit for 1987, $6.59 per Unit for 1988, $14.72 per Unit for 1989,
$7.75 per Unit for 1990, and $1.97 per Unit for the first quarter of 1991. There were no distributions made for the second, third or fourth quarters of 1991, for 1992, or for 1993. Distributions aggregating $5.19 and $5.64 per Unit were made for 1994 and 1995 respectively, and a distribution of $1.54 was made for the first quarter of 1996. No distributions were made for the remaining quarters of 1996. The reduction in distributions in the years from 1989 through 1991, resulted from decreasing interest rates and the reduced occupancy levels which the Pavilion Apartments experienced. When there was cash flow available for distribution during 1992 and 1993, no distributions were made to retain available cash which might be required for use in connection with the refinancing of the existing first mortgage. During the last three quarters of 1996 all available cash flow was utilized for work being done on the Pavilion Apartments. (See "Operations - 1996 Fiscal Year" below). Distributions of $1.30, $2.40 and $1.83 were made for the first three quarters of 1997 respectively. No distribution was made for the fourth quarter of 1997 as all available cash flow was utilized for capital improvements at the Pavilion Apartments. (See "Operations - 1997 Fiscal Year" below).

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

1997 Fiscal Year

            Rental Income for the year ended December 31, 1997, was $2,040,543 as compared with $1,852,877 for the 1996 calendar year. The increase in income in 1997 reflected increased rental rates for apartments at the project as well as substantially decreased vacancies at the property. Rental allowances, were still being utilized to attracted tenants to the Pavilion, and were again reduced slightly during 1997. Occupancy rates at the project held in the low to mid 90% range for the 1997 year. As of March 16, 1998, the Pavilion Apartments had sixteen apartments out of 312 available for rent. These 16 apartments represent 8 of 21 presently vacant apartments and 8 of an additional 11 apartments where the tenants have given notice of their intent to vacate. Thirteen of the vacant apartments and three of the apartments scheduled to become vacant have already been rented. In addition three tenants are under eviction notices. The 21 apartments presently vacant equates to a physical occupancy of 93.3%.

            Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities, decreased in 1997 to $665,541 as compared to the 1996 cost of $749,911. This decrease reflected the significant work completed in 1996, and the resulting reduction in the work required during 1997. This reduction was offset by an increase in water and sewer charges at the Pavilion.

            Selling, General and Administrative Expenses for 1997 increased to $711,636 from $645,114 in 1996. This increase resulted principally from increases in payroll expenses and real estate commissions. The real estate commissions were paid for tenant referrals from unaffiliated sources which have not been utilized in prior years, and which helped to increase the occupancy levels at the Pavilion Apartments. Insurance costs showed a reduction as a result of better rates from a change in the company providing such coverage to the Project.

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


   Repainting including cleaning and        $72,320
           caulking of all buildings
------------------------------------    -----------
Pool remarcite                               $7,143
------------------------------------    -----------
Re-roof patios                              $11,850
------------------------------------    -----------
Gutter replacement                             $478
------------------------------------    -----------
Clubhouse - Cabinet replacement                $900
------------------------------------    -----------
Clubhouse - Window replacement               $3,761
------------------------------------    -----------
Clubhouse - bath window replacement            $628
------------------------------------    -----------
Replace dumpster enclosures                  $4,475
------------------------------------    -----------
Replace fencing - pool and tennis court      $4,238
------------------------------------    -----------
Replace project signage                      $2,209
------------------------------------    -----------
Total:                                     $108,002
------------------------------------    -----------

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

Item 8.  Financial Statements and Supplementary Data


                      FJS Properties Fund I, L.P.

                          Financial Statements



                                 INDEX

                                                     Page
                                                   Number

Independent Auditor's Report...........................12

Financial statements

     Balance Sheets as of December 31, 1997 and 1996...13

     Statements of Operations for the years ended
               December 31, 1997, 1996 and 1995........14

     Statements of Partners' Capital [Deficit] for the
               years ended December 31, 1997, 1996 and
               1995....................................15

     Statements of Cash Flows for the years ended
               December 31, 1997, 1996 and  1995 ......16

     Notes To Financial Statements .................17-19

Independent Auditor's Report on Supplementary
               Schedules ..............................20

Real Estate and Accumulated Depreciation...............21

                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
FJS Properties Fund I, L.P.
New York, New York



         We have audited the accompanying balance sheets of FJS Properties Fund I, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FJS Properties Fund I, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.








                                       MOORE STEPHENS, P. C.
                                       Certified Public Accountants.

Cranford, New Jersey
February 6, 1998

------------------------------------------------------------------------------


------------------------------------------------------------------------------

                                                                  December 31,
                                                             1 9 9 7       1 9 9 6
Assets:
Current Assets:
  Cash and Cash Equivalents                                $  535,546   $   493,597
  Cash - Escrow                                                97,661       182,875
  Cash - Security Deposits                                    121,878       121,167
  Other Current Assets                                         35,971         1,430
                                                           ----------   -----------

  Total Current Assets                                        791,056       799,069
                                                           ----------   -----------

Property Investment:
  Land                                                      2,296,804     2,296,804
  Buildings                                                 6,569,125     6,569,125
  Furniture, Fixtures and Building Improvements             1,818,365     1,737,884
                                                           ----------   -----------
  Totals - At Cost                                         10,684,294    10,603,813
  Less:  Accumulated Depreciation                          (4,507,327)   (4,262,710)
                                                           ----------   -----------

  Property Investment - Net                                 6,176,967     6,341,103
                                                           ----------   -----------

Other Assets                                                  290,795       308,781
                                                           ----------   -----------

  Total Assets                                             $7,258,818   $ 7,448,953
                                                           ==========   ===========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                         $   97,300   $    79,843
  Accrued Interest                                             38,944        38,922
  Other Accrued Expenses                                        6,423         7,225
  Accounts Payable - Related Party                             26,138        18,224
  Tenant Security Deposits                                    121,878       121,167
  Mortgage Payable - Current Portion                           70,455        63,935
  Deferred Income - Current Portion                             7,142         7,142
                                                           ----------   -----------

  Total Current Liabilities                                   368,280       336,458
                                                           ----------   -----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                    4,722,578     4,793,033
  Deferred Income - Non-Current Portion                        32,141        39,286
                                                           ----------   -----------

  Total L0ong-Term Liabilities                              4,754,719     4,832,319
                                                           ----------   -----------

Partners' Capital:
  General Partner                                          (1,214,501)   (1,213,057)
  Limited Partners                                          3,350,320     3,493,233
                                                           ----------   -----------

  Total Partners' Capital                                   2,135,819     2,280,176
                                                           ----------   -----------

  Total Liabilities and Partners' Capital                  $7,258,818   $ 7,448,953
                                                           ==========   ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                        Y e a r s   e n d e d
                                                       D e c e m b e r   3 1,
                                                   1 9 9 7     1 9 9 6     1 9 9 5
                                                   -------     -------     -------

Rental Income                                   $ 2,040,543 $ 1,852,877 $ 1,841,892
Cost of Rental Income                               665,541     749,911     615,759
                                                ----------- ----------- -----------

  Gross Profit                                    1,375,002   1,102,966   1,226,133
                                                ----------- ----------- -----------

Expenses:
  Selling, General and Administrative Expenses      711,626     645,114     618,436
  Depreciation and Amortization                     269,025     275,295     273,863
                                                ----------- ----------- -----------

  Total Expenses                                    980,651     920,409     892,299
                                                ----------- ----------- -----------

  Operating Income                                  394,351     182,557     333,834
                                                ----------- ----------- -----------

Other [Income] and Expenses:
  Interest Income                                   (25,836)    (22,646)    (26,095)
  Interest Expense                                  470,769     476,199     481,611
                                                ----------- ----------- -----------

  Total Other Expenses - Net                        444,933     453,553     455,516
                                                ----------- ----------- -----------

  Net [Loss]                                    $   (50,582)$  (270,996)$  (121,682)
                                                =========== =========== ===========

  [Loss] Per Limited Partnership Unit           $     (2.98)$    (15.98)$     (7.18)
                                                =========== =========== ===========

  Distributions Per Limited Partnership Unit    $      5.53 $      1.88 $      5.53
                                                =========== =========== ===========

  Weighted Average Number of Limited
   Partnership Units Outstanding                     16,788      16,788      16,788
                                                =========== =========== ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF PARTNERS' CAPITAL
------------------------------------------------------------------------------




                                                   General     Limited
                                                   Partner    Partners      Total

  Partners' Capital - December 31, 1994         $(1,207,876)$ 4,006,386 $ 2,798,510

Net [Loss] for the year ended December 31, 1995      (1,216)   (120,466)   (121,682)

Distributions to Partners                              (936)    (92,839)    (93,775)
                                                ----------- ----------- -----------

  Partners' Capital - December 31, 1995          (1,210,028)  3,793,081   2,583,053

Net [Loss] for the year ended December 31, 1996      (2,710)   (268,286)   (270,996)

Distributions to Partners                              (319)    (31,562)    (31,881)
                                                ----------- ----------- -----------

  Partners' Capital - December 31, 1996          (1,213,057)  3,493,233   2,280,176

Net [Loss] for the year ended December 31, 1997        (506)    (50,076)    (50,582)

Distributions to Partners                              (938)    (92,837)    (93,775)
                                                ----------- ----------- -----------

  Partners' Capital - December 31, 1997         $(1,214,501)$ 3,350,320 $ 2,135,819
                                                =========== =========== ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                        Y e a r s   e n d e d
                                                       D e c e m b e r   3 1,
                                                   1 9 9 7     1 9 9 6     1 9 9 5
                                                   -------     -------     -------

Operating Activities:
  Net [Loss]                                    $   (50,582)$  (270,996)$  (121,682)
                                                ----------- ----------- -----------
  Adjustments to Reconcile Net [Loss] to Net
   Cash Provided by Operating Activities:
   Depreciation                                     244,617     250,887     249,455
   Amortization                                      24,408      24,408      24,408
   Deferred Income                                   (7,142)     (3,572)         --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                          85,210    (106,591)    (70,168)
     Security Deposits                                 (711)      1,200          42
     Other Current Assets                           (34,541)     99,610      32,080
     Other Assets                                    (6,421)         --          --

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses           16,677      15,074      (8,805)
     Accounts Payable - Related Party                 7,914      (7,325)     11,934
     Tenant Security Deposits                           711      (1,200)        (42)
     Deferred Income                                     --      50,000        (400)
                                                ----------- ----------- -----------

   Total Adjustments                                330,722     322,491     238,504
                                                ----------- ----------- -----------

  Net Cash - Operating Activities                   280,140      51,495     116,822
                                                ----------- ----------- -----------

Investing Activities:
  Capital Expenditures                              (80,481)    (10,336)     (2,687)
                                                ----------- ----------- -----------

Financing Activities:
  Principal Payments on Mortgages                   (63,935)    (58,018)    (52,650)
  Cash Distributions to Partners                    (93,775)    (31,881)    (93,775)
                                                ----------- ----------- -----------

  Net Cash - Financing Activities                  (157,710)    (89,899)   (146,425)
                                                ----------- ----------- -----------

  Net Increase [Decrease] in Cash and Cash
   Equivalents                                       41,949     (48,740)    (32,290)

Cash and Cash Equivalents - Beginning of Years      493,597     542,337     574,627
                                                ----------- ----------- -----------

  Cash and Cash Equivalents - End of Years      $   535,546 $   493,597 $   542,337
                                                =========== =========== ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the years ended December 31, 1997, 1996 and 1995 was $470,790, $476,639 and $482,033, respectively.

The Accompanying Notes are an Integral Part of These Financial Statements.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

Property Investment and Depreciation - Property, improvements, furniture and equipment are carried at cost and depreciated over their estimated useful lives. The cost of maintenance and repairs are expensed as incurred, whereas significant betterments and renewals are capitalized. The Partnership depreciates buildings using the straight-line method over 30 years. Furniture and fixtures and building improvements are depreciated using the straight-line method over periods from 3 to 10 years.

Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $244,617, $250,887 and $249,455, respectively.

For tax purposes, the Partnership depreciates residential real property using the 18-year accelerated depreciation method for property placed in service prior to May 8, 1985. In accordance with ongoing changes in the Internal Revenue Code, the Partnership will utilize the depreciation method, which, in the opinion of the Managing General Partner, will be the most beneficial to the Partnership.

Cash Equivalents - The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Financial Instruments - The Partnership has amounts on deposit with financial institutions which are approximately $456,000 in excess of the amounts insured. The partnership does not require collateral for financial instruments.

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

Advertising - The Company expenses advertising cost as incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was $36,036, $40,279 and $42,562, respectively.

Impairment - Certain long-term assets of the Company including property and furniture and fixtures are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



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

[4] Other Assets

A summary of other assets is as follows:
                                                December 31,
                                             1 9 9 7     1 9 9 6
                                             -------     -------

Cash in Escrow [See Note 5]               $   117,240 $   112,184
Loan Acquisition Fees - Net of Amortization
  of $91,031 and $66,623 at December 31, 1997
  and 1996, Respectively                      153,065     177,472
Deposits                                       20,490      19,125
                                          ----------- -----------

  Totals                                  $   290,795 $   308,781
  ------                                  =========== ===========

[5] Mortgage Payable

On March 31, 1994, the Partnership refinanced the existing first mortgage loan held by the Bank of Tokyo. A new loan in the amount of $5,000,000, collateralized by a first mortgage lien on the project, was obtained from the Long Beach Bank, FSB, Orange, California. This loan is for a term of ten years with an interest rate of 9.75% per annum. The loan is repayable in equal monthly installments of $44,557 for principal and interest with a balloon payment due in ten years. The new loan requires deposits with the lender for real estate taxes, insurance premiums, a debt service reserve of one month's payment, as well as deposits for replacement reserves for the project. These amounts are included in "cash escrow" and "other assets" on the balance sheet. In June 1995, the loan was transferred to Bank United of Texas. Monthly payments and interest rate remained the same.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[5] Mortgage Payable [Continued]

Annual principal maturities under the total existing mortgage for the next five years are as follows:

1998                                  $   70,455
1999                                      77,640
2000                                      85,557
2001                                      94,282
2002                                     103,897
Thereafter                             4,361,202
                                      ----------

  Total Mortgage Payable              $4,793,033

The fair value of the Partnership's mortgage payable, which is determined by discounting expected cash flows based on the Partnership's projected current incremental borrowing rate, is approximately $5,100,000.

[6] Related Party Transactions

The Managing General Partner, pursuant to the Partnership Agreement, has earned Property Management Fees of $101,144, $95,505 and $92,096 for the years ended December 31, 1997, 1996 and 1995, respectively, of which $80,915, $76,404 and $73,677, respectively, was paid to an unaffiliated Florida based management company. These fees are based on a percentage of net rental income as defined in the agreement.

Also pursuant to the Partnership Agreement, the Managing General Partner has earned Partnership Management Fees of $3,912, $1,364 and $3,899 for the years ended December 31, 1997, 1996 and 1995, respectively, which represents 4% of adjusted cash flow.

Additionally, in accordance with provisions of the Partnership Agreement, the Partnership is committed to pay to the Managing General Partner, administrative service fees. These fees amounted to $24,000 in each of the years ended December 31, 1997,1996 and 1995

The Managing General Partner received distributions from cash flow of $938, $319 and $936 during the years ended December 31, 1997, 1996 and 1995, respectively.

[7] Income Taxes

The reconciliation of net losses as reported in the statements of operations and as would be reported for tax purposes for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                 D e c e m b e r   3 1,
                                          -----------------------------
                                             1 9 9 7     1 9 9 6     1 9 9 5
                                             -------     -------     -------

Net [Loss] - Statement of Operations      $   (50,582)$  (270,996)$  (121,682)

Tax depreciation in excess of book
  depreciation                                (60,049)   (111,588)   (133,051)
                                          ----------- ----------- -----------
  Net [Loss] for Tax Purposes             $  (110,631)$  (382,584)$  (254,733)
  ---------------------------             =========== =========== ===========




                  .   .   .   .   .   .   .   .   .   .   .   .

                         INDEPENDENT AUDITOR'S REPORT ON
                             SUPPLEMENTARY SCHEDULE

To the Partners of
  FJS Properties Fund I, L.P.
  New York, New York


            Our report on the financial statements of FJS Properties Fund I, L.P. is included on page 12 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement
Schedule III.

            In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









                                          MOORE STEPHENS, P.C.
                          Certified Public Accountants.

Cranford, New Jersey
February 6, 1998

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
------------------------------------------------------------------------------



                                                        Gross Amount at Which
                    Initial Cost to Partnership      Carried at Close of Period

                                                                                                                            Life on
                                                       Costs                                                                 Which
                                                    Capitalized                                      [3]                Depreciation
                                         Buildings  Subsequent            Buildings                Accumu-                 in Latest
                                             and  to Acquisition              and                   lated   Year of          Income
                                           Improve-                        Improve-     [1] [2]    Depreci- Construc- Date Statement
  Description      Encumbrances    Land     ments  Improvements    Land      ments       Total       ation   tion Acquired  Computed


Pavilion Apartments,
  West Palm Beach,
  Florida           $4,914,986 $2,296,804 $7,196,789 $1,129,903 $2,296,804 $8,387,490 $10,684,294 $4,507,327 1972   1/85    3-30 yrs
                    ========== ========== ========== ========== ========== ========== =========== ==========

1)  The aggregate cost for federal income tax purposes is $8,775,552.
2)  A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 1997, 1996 and 1995 is as follows:


                                          C o s t   a s   o f
                                         D e c e m b e r   3 1,
                                    1 9 9 7     1 9 9 6     1 9 9 5
                                    -------     -------     -------

  Balance at Beginning of Years  $10,603,813  $10,593,478  $10,590,791

   Improvements                       80,481       10,335        2,687
                                 -----------  -----------  -----------

  Balance at End of Years        $10,684,294  $10,603,813  $10,593,478
                                 ===========  ===========  ===========

3)  A reconciliation of accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                   Accumulated Depreciation as of
                                        D e c e m b e r   3 1,
                                   1 9 9 7     1 9 9 6     1 9 9 5
                                   -------     -------     -------
  Balance at Beginning of Years  $4,262,710  $4,011,823  $3,762,368

   Depreciation Expense             244,617     250,887     249,455
                                 ----------  ----------  ----------

  Balance at End of Years        $4,507,327  $4,262,710  $4,011,823


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


NAME                       AGE     OFFICES HELD              SERVED AS AN
                                                             OFFICER AND/OR
                                                             DIRECTOR SINCE
Andrew C. Alson             52     President and Director             1/85
Roger Barnett               53     Secretary and Treasurer            1/88
Lawrence E. Bathgate II     58     Director                          10/84
Robert E. Brennan           54     Director                          10/84

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


Lawrence E. Bathgate, II is a director of the General Partner. Mr. Bathgate is the senior partner of Bathgate, Wegener & Wolf, P.A., a law firm in Lakewood and Newark, New Jersey. Mr. Bathgate is a graduate of Villanova University, Villanova, Pennsylvania and Rutgers Law School, Newark, New Jersey. Mr. Bathgate also engages in extensive real estate and other investment activities. Mr. Bathgate owns 20% of the common stock of the General Partner. Mr. Bathgate is a director of Carson, Inc., a publicly held company listed on the New York Stock Exchange.


Robert E. Brennan is a director of the General Partner. Mr. Brennan has been principally engaged for the past five years as the sole stockholder (and until September, 1986, was Chief Executive Officer and Chairman of the Board) of First Jersey. Until June 10, 1997 he was the sole stockholder and a director of First Jersey. (See description of appointment of a Trustee below). He has in the past held several additional corporate positions, including until November 1995, but not presently, director, Chairman of the Board and Chief Executive Officer of International Thoroughbred Breeders, Inc. ("ITB"), a publicly owned commercial breeder of thoroughbred horses and the owner and operator of Garden State Racetrack in Cherry Hill, New Jersey. Mr. Brennan was, but is not presently, a principal stockholder of ITB. Mr. Brennan has served from time to time during the past five years, but not presently, as a member of the Board of Regents of Seton Hall University. Until the appointment of Mr. Conway as Trustee, as described below, Mr. Brennan was controlling stockholder of the General Partner.

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


On appeal to the Federal 2nd Circuit Appeals court, this judgment was upheld with the exception of the appointment of the special agent which was reversed. A petition for rehearing which was filed with the 2nd Circuit was denied. As a result of the judgment, on August 7, 1995, Robert E. Brennan and First Jersey filed voluntary petitions for relief in the United States Bankruptcy Court for the District of New Jersey under Chapter 11 of the Bankruptcy Code.


In October 1997, the United States Supreme Court denied Certiorari in this case, ending all appeals available to Robert E. Brennan and First Jersey.


On June 10, 1997, United States Bankruptcy Judge Kathryn C. Ferguson appointed Donald F. Conway, C.P.A. as the Trustee in the Chapter 11 Bankruptcy Proceeding involving Robert E. Brennan as Debtor, pending in the United States Bankruptcy Court for the District of New Jersey (Case No 95-35502).


By virtue of his appointment as Trustee, Mr. Conway is empowered to vote (and with the approval of the Court), to sell Mr. Brennan's Common Stock and to direct the disposition of the sale proceeds. As a result Mr. Conway, in his capacity as Trustee, may be deemed a beneficial owner of such shares and a controlling person of FJS Properties, Inc. and Registrant.


Mr. Conway is currently and since 1995 has been a principal of Druker, Rahl & Fein, Business Consultants and Certified Public Accountants, with offices in Princeton, New Jersey. From 1988 until 1995, Mr. Conway was the Senior Manager of the Insolvency and Reorganization and Sports and Entertainment practice of Withum, Smith & Brown, a Princeton, New Jersey certified public accounting firm.


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

                      Ownership of more than 5% of Registrant:

(1) Title of Class (2) Name and (3) Amount and (4) Percent of Class Address of Beneficinature of Beneficial
                         Owner            Ownership
------------------ ------------------ ------------------ ------------------
 Units of Limited   The Family Trust  1,558 Units - legal      9.28%
   Partnership      340 North Avenue  and beneficial owner
                   Cranford, NJ 07016
------------------ ------------------ ------------------ ------------------

            As of March 1, 1998, Robert E. Brennan, Chapter 11 Debtor and Lawrence E. Bathgate, II were the sole shareholders of the common stock of the General Partner, owning 80% and 20% respectively. As described above under Item 10, Donald F. Conway, CPA, has been appointed as Trustee in the Chapter 11 Bankruptcy Proceeding involving Robert E. Brennan as Debtor. Mr. Conway is empowered to vote (and with the approval of the Court), to sell Mr. Brennan's Common Stock and to direct the disposition of the sale proceeds. As a result Mr. Conway, in his capacity as Trustee, may be deemed a beneficial owner of such shares and a controlling person of FJS Properties, Inc. and Registrant.

Item 13.  Certain Relationships and Related Transactions

            During Registrant's fiscal years ended December 31, 1997, 1996 and, 1995, the General Partner and certain affiliated entities have earned or received compensation or payments for services from Registrant or its General Partner as follows:

                                                    Reimbursement/Compensation


Name of Recipient   Capacity in Which served or   1997     1996      1995
-----------------   Payment Received
                    ---------------------------
                                                -------- --------- --------
FJS Properties, Inc.General Partner3
                                                    $938      $319     $936
                                                -------- --------- --------

                    Partnership Management Fee    $3,912    $1,364   $3,899
                                                -------- --------- --------

                    Property Management Fee4     $20,229   $19,101  $18,419
                                                -------- --------- --------

                    Administrative Expenses5     $24,000   $24,000   24,000
                                                -------- --------- --------

Lawrence E. Bathgate Initial Limited Partner6        $28        $9      $28
                                                -------- --------- --------

Other Officers/
Directors            Officer/Director of             $0         $0       $0
of General Partner   General Partner
                                                -------- --------- --------
In addition, certain officers and directors of the General Partner receive compensation from the General Partner, First Jersey and/or its affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.
----------------------
                    3 Represents the General Partner's interest in Adjusted Cash From Operations. Under Registrant's Partnership Agreement 99% of the Net Income and Net Loss of Registrant was allocated to the Limited Partners and 1% was allocated to the General Partner. Pursuant thereto, for the years ended December 31, 1997, 1996, and 1995, $1,106, $3,826, and
                    $2,547 of the Registrant's taxable loss was allocated to FJS Properties, Inc. For further information, reference is made to the material contained in the Prospectus under the heading "MANAGEMENT COMPENSATION."


                    4The following property management fees were applicable to the years 1997, 1996 and 1995:
                                                           Paid to Local
                                    Aggregate  Retained by  Unaffiliated
                                   Management   By General   Management
                      Year             Fee       Partner      Company
                      ----         ----------  -----------   -----------
                    1997           $  101,144    $20,229      $80,915
                    1996           $   95,505    $19,101      $76,404
                    1995           $   92,096    $18,419      $73,677

                    In addition, the local unaffiliated management company received construction supervision fees of $19,605 during 1996, for supervision of outside construction work at the Pavilion Apartments.

                    5 Represents administrative fees for the respective years for preparation of the annual Forms 10K and quarterly Forms 10Q for Registrant for filing with the Securities and Exchange Commission. Such charges are in accordance with and pursuant to ss.10.1.3(b) of the Partnership Agreement of Registrant and do not exceed 90% of the amount Registrant would be required to pay to independent parties for comparable administrative services in the same geographic location.


                    6 Represents distribution of Adjusted Cash From Operations attributable to the five Units Owned by Mr. Bathgate. For the years ended December 31, 1997, 1996, and 1995, $32.62,
                    $112.81 and $75.10 of the Registrant's taxable loss was allocated to his Units.

                                 PART IV

Item 14.  Exhibits Financial Statement Schedules, and Reports On Form 8-K

                  (a) 1&2 Financial Statements: See Index to Financial Statements in Item 8.

                  (a)  3   Exhibits:

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

                        (q) Debt Service Reserve Fund Security Agreement, dated March 29, 1994, between FJS Properties Fund I, L.P. and Long Beach Bank, FSB, incor porated by reference to
                        Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

                        (r) Replacement Reserve and Security Agreement, dated March 29, 1994, between FJS Properties Fund I, L.P. and Long Beach Bank, FSB, incor porated by reference to
                        Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

                        (s) Completion/Repair and Security Agreement, dated March 29, 1994, between FJS Properties Fund I, L.P. and Long Beach Bank, FSB, incor porated by reference to
                        Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

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

                                       FJS PROPERTIES FUND I, L.P.
                                       FJS PROPERTIES, INC.
                                       General Partner

Dated:  March 24, 1998                       By:  Andrew C. Alson
                                                -----------------
                                                Andrew C. Alson, President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.


Dated:  March 24, 1998                      By:  Robert E. Brennan
                                               -------------------
                                                Robert E. Brennan, Director
                                                of the General Partner


Dated:  March 24, 1998                      By:  Lawrence E. Bathgate, II
                                               --------------------------
                                                Lawrence E. Bathgate, II
                                                Director of the General
                                                Partner


Dated:  March 24, 1998                      By:  Andrew C. Alson
                                               -----------------
                                                Andrew C. Alson, President
                                                and Director of the General
                                                Partner (Principal Executive
                                                Officer)


Dated:  March 24, 1998                      By:  Roger Barnett
                                               ---------------
                                                Roger Barnett, Secretary
                                                and Treasurer of the
                                                General Partner (Principal
                                                Financial and Accounting
                                                Officer)

                 Page S-1