Form 10-Q
period 1998-03-31
FJS PROPERTIES FUND I LP
filed 1998-05-12
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 1998             Commission File Number 2-93980
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

                              Yes   X      No

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of May 8, 1998.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Balance Sheets as of March 31, 1998 [Unaudited]
        and December 31, 1997 ....................................      1

        Statements of Operations for the three months ended
        March 31, 1998 and 1997 [Unaudited].......................      2

        Statement of Partners' Capital for the three months
        ended March 31, 1998 [Unaudited]..........................      3

        Statements of Cash Flows for the three months ended
        March 31, 1998 and 1997 [Unaudited].......................      4

        Notes to Financial Statements [Unaudited].................      5

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................      6

Part II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K..........................      7

Signature ........................................................      8







                          .   .   .   .   .   .   .   .

PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------

                                                      March 31,   December 31,
                                                       1 9 9 8      1 9 9 7
                                                     [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                          $  559,571   $   535,546
  Cash - Escrow                                         173,279        97,661
  Cash - Security Deposits                              125,528       121,878
  Other Current Assets                                   18,044        35,971
                                                     ----------   -----------

  Total Current Assets                                  876,422       791,056
                                                     ----------   -----------

Property Investment:
  Land                                                2,296,804     2,296,804
  Buildings                                           6,569,125     6,569,125
  Furniture, Fixtures and Building Improvements       1,835,525     1,818,365
                                                     ----------   -----------

  Totals - At Cost                                   10,701,454    10,684,294
  Less:  Accumulated Depreciation                    (4,571,187)   (4,507,327)
                                                     ----------   -----------

  Property Investment - Net                           6,130,267     6,176,967
                                                     ----------   -----------

Other Assets                                            287,131       290,795
                                                     ----------   -----------

  Total Assets                                       $7,293,820   $ 7,258,818
                                                     ==========   ===========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                   $   91,804   $    97,300
  Accrued Interest                                       38,273        38,944
  Other Accrued Expenses                                 61,218         6,423
  Accounts Payable - Related Party                       22,023        26,138
  Tenant Security Deposits                              125,527       121,878
  Mortgage Payable - Current Portion                     72,185        70,455
  Deferred Income - Current Portion                       7,142         7,142
                                                     ----------   -----------

  Total Current Liabilities                             418,172       368,280
                                                     ----------   -----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion              4,703,868     4,722,578
  Deferred Income - Non-Current Portion                  30,356        32,141
                                                     ----------   -----------

  Total Long-Term Liabilities                         4,734,224     4,754,719
                                                     ----------   -----------

Partners' Capital:
  General Partner                                    (1,214,445)   (1,214,501)
  Limited Partners                                    3,355,869     3,350,320
                                                     ----------   -----------

  Total Partners' Capital                             2,141,424     2,135,819
                                                     ----------   -----------

  Total Liabilities and Partners' Capital            $7,293,820   $ 7,258,818
                                                     ==========   ===========

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                       Three months ended
                                                            March 31,
                                                       1 9 9 8      1 9 9 7
                                                       -------      -------

Rental Income                                       $  526,564   $   496,655
Cost of Rental Income                                  165,313       188,749
                                                    ----------   -----------

  Gross Profit                                         361,251       307,906
                                                    ----------   -----------

Expenses:
  Selling, General and Administrative Expenses         173,203       157,348
  Depreciation and Amortization                         69,963        63,718
                                                    ----------   -----------

  Total Expenses                                       243,166       221,066
                                                    ----------   -----------

  Operating Income                                     118,085        86,840
                                                    ----------   -----------

Other [Income] and Expenses:
  Interest Income                                       (6,473)       (6,002)
  Interest Expense                                     116,053       118,141
  Other Expense                                          2,900            --
                                                    ----------   -----------

  Other Expenses - Net                                 112,480       112,139
                                                    ----------   -----------

  Net Income [Loss]                                 $    5,605   $   (25,299)
                                                    ==========   ===========

  Income [Loss] Per Limited Partnership Unit        $      .33   $     (1.49)
                                                    ==========   ===========

  Weighted Average Number of Limited
   Partnership Units Outstanding                        16,788        16,788
                                                    ==========   ===========



See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                        Total
                                           General       Limited       Partners'
                                           Partner       Partners      Capital

Partners' Capital - December 31, 1997    $(1,214,501)  $3,350,320   $ 2,135,819

  Net Income for the three months
   ended March 31, 1998                           56        5,549         5,605
                                         -----------   ----------   -----------

  Partners' Capital - March 31, 1998
   [Unaudited]                           $(1,214,445)  $3,355,869   $ 2,141,424
                                         ===========   ==========   ===========



See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                          Three months ended
                                                               March 31,
                                                          1 9 9 8      1 9 9 7
                                                          -------      -------

Operating Activities:
  Net Income [Loss]                                    $    5,605   $   (25,299)
                                                       ----------   -----------
  Adjustments to Reconcile Net Income [Loss]
   to Net Cash Provided by Operating Activities:
   Depreciation                                            63,861        57,616
   Amortization                                             6,102         6,102

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                               (75,618)       10,226
     Security Deposits                                     (3,650)      (10,880)
     Other Current Assets                                  17,927       (89,211)
     Other Assets                                          (2,438)           --

   Increase [Decrease] in:
     Accounts Payable                                      (5,504)       (9,456)
     Accrued Interest                                        (670)         (123)
     Other Accrued Expenses                                54,796        51,979
     Accounts Payable - Related Party                      (4,114)        3,137
     Tenant Security Deposits                               3,650        10,880
     Deferred Income                                       (1,785)       (1,785)
                                                       ----------   -----------

   Total Adjustments                                       52,557        28,485
                                                       ----------   -----------

  Net Cash - Operating Activities                          58,162         3,186

Investing Activities:
  Capital Expenditures                                    (17,160)           --

Financing Activities:
  Principal Payments on Mortgages                         (16,977)      (15,407)
                                                       ----------   -----------

  Net Increase [Decrease] in Cash and Cash Equivalents     24,025       (12,221)

Cash and Cash Equivalents - Beginning of Periods          535,546       493,597
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $  559,571   $   481,376
                                                       ==========   ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the three months ended March 31, 1998 and 1997 was $116,722 and $118,264, respectively.

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------




[A] Significant Accounting Policies

Significant accounting policies of FJS Properties Fund I, L.P. are set forth in the Partnership's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

[B] Basis of Reporting

The balance sheet as of March 31, 1998, the statements of operations for the three months ended March 31, 1998 and 1997, the statement of partners' capital for the three months ended March 31, 1998, and the statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at March 31, 1998, and the results of its operations and cash flows for the three months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1997.





                    .   .   .   .   .   .   .   .   .   .   .

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


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

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the low-90% range for the first quarter of 1998. Physical occupancy stands at 92.3% as of May 11, 1998, with 24 vacant apartments of which 8 have been rented with tenant move-in scheduled during May. Two other tenants are presently being evicted. Rental income for the three month period ended March 31, 1998, increased to $526,564 as compared to $496,655 for the comparable period of the prior year. This increase was attributable to the increased rental rates enjoyed by the Pavilion Apartments as well as to reductions in both vacancies at the project, as well as rental allowances given to tenants. Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities decreased from $188,749 to $165,313 for the comparable three month periods of 1997 and 1998 respectively. The decrease was principally from decreased repairs, maintenance and replacements at the project which to a great extent reflects the past expenses for these items. Increases were experienced in the cost of water and sewer service to the project, and in addition a landscaping service has been engaged to maintain the plantings around the property.

Selling, General and Administrative Expenses increased to $173,203 as compared to $157,348 for the comparable three month period of the prior year. This reflects increases in court costs which to some extent is a result of the higher occupancies at the property, and increased Professional Fees which includes approximately $5,600 for fees related to real estate tax appeals for the Pavilion. Payroll expenses showed a decrease in part because of the reduced staffing necessary with the outsourcing of the landscape maintenance at the property.

The Other Expense item of $2,900 under Other Income and Expenses for 1998, reflects the net cost to the Partnership of fees and expenses in connection with the tender offer completed by an unaffiliated third party in December 1997. Transfer fees of $10,300 were received and administrative and legal fees of $13,200 were incurred in connection with the review of the documents and preparation of legal filings required to be made by the Partnership.

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

                           FJS PROPERTIES FUND I, L.P.


Date: May 12, 1998                   By: /s/ Andrew C. Alson
                                         --------------------
                                         Andrew C. Alson
                                         (President and Chief Financial Officer)
                                         FJS Properties, Inc.
                                         General Partner