Form 10-Q
period 1998-06-30
FJS PROPERTIES FUND I LP
filed 1998-08-06
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 1998              Commission File Number 2-93980
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

                              Yes   X      No

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of August 3, 1998.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Balance Sheets as of June 30, 1998 [Unaudited]
        and December 31, 1997 ....................................      1

        Statements of Operations for the three and six months ended
        June 30, 1998 and 1997 [Unaudited]........................      2

        Statement of Partners' Capital for the six months
        ended June 30, 1998 [Unaudited]...........................      3

        Statements of Cash Flows for the six months ended
        June 30, 1998 and 1997 [Unaudited]........................      4

        Notes to Financial Statements [Unaudited].................      5

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................      6

Part II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K..........................      7

Signature ........................................................      8







                          .   .   .   .   .   .   .   .

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------

                                                     June 30,    December 31,
                                                      1 9 9 8       1 9 9 7
                                                    [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                         $  505,783   $   535,546
  Cash - Escrow                                        195,161        97,661
  Cash - Security Deposits                             123,624       121,878
  Other Current Assets                                  58,234        35,971
                                                    ----------   -----------

  Total Current Assets                                 882,802       791,056
                                                    ----------   -----------

Property Investment:
  Land                                               2,296,804     2,296,804
  Buildings                                          6,569,125     6,569,125
  Furniture, Fixtures and Building Improvements      1,878,086     1,818,365
                                                    ----------   -----------

  Totals - At Cost                                  10,744,015    10,684,294
  Less:  Accumulated Depreciation                   (4,636,373)   (4,507,327)
                                                    ----------   -----------

  Property Investment - Net                          6,107,642     6,176,967
                                                    ----------   -----------

Other Assets                                           282,183       290,795
                                                    ----------   -----------

  Total Assets                                      $7,272,627   $ 7,258,818
                                                    ==========   ===========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                  $   78,074   $    97,300
  Accrued Interest                                      36,864        38,944
  Other Accrued Expenses                               115,124         6,423
  Accounts Payable - Related Party                       9,313        26,138
  Tenant Security Deposits                             123,624       121,878
  Mortgage Payable - Current Portion                    73,960        70,455
  Deferred Income - Current Portion                      7,143         7,142
                                                    ----------   -----------

  Total Current Liabilities                            444,102       368,280
                                                    ----------   -----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion             4,684,700     4,722,578
  Deferred Income - Non-Current Portion                 28,571        32,141
                                                    ----------   -----------

  Total Long-Term Liabilities                        4,713,271     4,754,719
                                                    ----------   -----------

Partners' Capital:
  General Partner                                   (1,214,707)   (1,214,501)
  Limited Partners                                   3,329,961     3,350,320
                                                    ----------   -----------

  Total Partners' Capital                            2,115,254     2,135,819
                                                    ----------   -----------

  Total Liabilities and Partners' Capital           $7,272,627   $ 7,258,818
                                                    ==========   ===========

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                  Three months ended        Six months ended
                                       June 30,                 June 30,
                                       --------                 --------
                                  1 9 9 8      1 9 9 7     1 9 9 8     1 9 9 7
                                  -------      -------     -------     -------

Rental Income                   $  530,643  $  508,477  $ 1,057,208 $ 1,005,132
Cost of Rental Income              168,658     171,987      333,970     360,736
                                ----------  ----------  ----------- -----------

  Gross Profit                     361,985     336,490      723,238     644,396
                                ----------  ----------  ----------- -----------

Expenses:
  Selling, General and
   Administrative Expenses         162,724     167,358      335,928     324,706
  Depreciation and Amortization     71,288      67,121      141,251     130,839
                                ----------  ----------  ----------- -----------

  Total Expenses                   234,012     234,479      477,179     455,545
                                ----------  ----------  ----------- -----------

  Operating Income                 127,973     102,011      246,059     188,851
                                ----------  ----------  ----------- -----------

Other [Income] and Expenses:
  Interest Income                   (6,509)     (5,558)     (12,982)    (11,560)
  Interest Expense                 114,866     116,469      230,919     234,610
  Other Expense                         --          --        2,900          --
                                ----------  ----------  ----------- -----------

  Other Expenses - Net             108,357     110,911      220,837     223,050
                                ----------  ----------  ----------- -----------

  Net Income [Loss]             $   19,616  $   (8,900) $    25,222 $   (34,199)
                                ==========  ==========  =========== ===========

  Income [Loss] Per Limited
   Partnership Unit             $     1.16  $     (.52) $      1.49 $     (2.02)
                                ==========  ==========  =========== ===========

  Distributions Per Limited
   Partnership Unit             $     2.70  $     1.30  $      2.70 $      1.30
                                ==========  ==========  =========== ===========

  Weighted Average Number of
   Limited Partnership Units
   Outstanding                      16,788      16,788       16,788      16,788
                                ==========  ==========  =========== ===========


See Accompanying Notes to Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                       Total
                                          General       Limited       Partners'
                                          Partner       Partners      Capital

Partners' Capital - December 31, 1997   $(1,214,501)  $3,350,320   $ 2,135,819

  Net Income for the six months
   ended June 30, 1998                          252       24,970        25,222

  Cash Distributions to Partners               (458)     (45,329)      (45,787)
                                        -----------   ----------   -----------

  Partners' Capital - June 30, 1998
   [Unaudited]                          $(1,214,707)  $3,329,961   $ 2,115,254
                                        ===========   ==========   ===========




See Accompanying Notes to Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                            Six months ended
                                                                June 30,
                                                          1 9 9 8      1 9 9 7
                                                          -------      -------

Operating Activities:
  Net Income [Loss]                                    $   25,222   $   (34,199)
                                                       ----------   -----------
  Adjustments to Reconcile Net Income [Loss]
   to Net Cash Provided by Operating Activities:
   Depreciation                                           129,047       118,635
   Amortization                                            12,204        12,204

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                               (97,499)       19,753
     Security Deposits                                     (1,746)      (10,147)
     Other Current Assets                                 (22,265)      (79,471)
     Other Assets                                          (3,592)           --

   Increase [Decrease] in:
     Accounts Payable                                     (19,226)      (16,342)
     Accrued Interest                                      (2,080)       (1,539)
     Other Accrued Expenses                               108,700       104,585
     Accounts Payable - Related Party                     (16,824)      (10,691)
     Tenant Security Deposits                               1,746        10,147
     Deferred Income                                       (3,571)       (3,571)
                                                       ----------   -----------

   Total Adjustments                                       84,894       143,563
                                                       ----------   -----------

  Net Cash - Operating Activities                         110,116       109,364
                                                       ----------   -----------

Investing Activities:
  Capital Expenditures                                    (59,720)           --
                                                       ----------   -----------

Financing Activities:
  Principal Payments on Mortgages                         (34,372)      (31,194)
  Distributions to Partners                               (45,787)      (22,045)
                                                       ----------   -----------

  Net Cash - Financing Activities                         (80,159)      (53,239)
                                                       ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents    (29,763)       56,125

Cash and Cash Equivalents - Beginning of Periods          535,546       493,597
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $  505,783   $   549,722
                                                       ==========   ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the six months ended June 30, 1998 and 1997 was $232,329 and $236,150, respectively.

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

[B] Basis of Reporting

The balance sheet as of June 30, 1998, the statements of operations for the three and six months ended June 30, 1998 and 1997, the statement of partners' capital for the six months ended June 30, 1998, and the statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at June 30, 1998, and the results of its operations for the three and six months then ended and its cash flows for the six months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1997.





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

OPERATIONS

     The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

     The project operated with occupancies in the low 90% range during the second quarter of 1998. As of August 3, 1998, there were 32 vacant apartments with 12 scheduled move-ins for August. 20 apartments were available for rent. Physical occupancy therefore stands at 89.7%, with 93.6% of the apartments rented.

     Rental income for the comparable three and six month periods ended June 30, 1997 and 1998, showed increases as compared to the prior year, for both the three month period from $508,477 to $530,643 and the six month period from $1,005,132 to $1,057,208. The increases were primarily attributable to the increased rental rates enjoyed by the Pavilion Apartments as well as a reduction in rental allowances utilized to attract tenants to the project. Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities decreased from $171,987 to $168,658 and from $360,736 to $333,970 for the comparable three and six month periods of 1997 and 1998 respectively. The decrease was principally from a decrease in Replacements as a result of capital improvements incurred at the project. The cost of the capital improvements will be amortized and expensed over the applicable period of years.

     Selling, General and Administrative Expenses increased from $324,706 to $335,928 for the comparable six month periods, and decreased from to $167,358 to $162,724 for the comparable three month periods of 1997 and 1998. The increase in the six month period resulted primarily from increased Professional Fees resulting from the payments of fees incurred in connection with Real Estate Tax appeals for the project as well as increased court costs in connection with tenant collection and eviction proceedings in the first and second quarters of 1998. In addition higher management fees were incurred resulting from the increased rental income at the property. The decreases during the second quarter resulted principally from decreased insurance costs as a result of lower premiums on the coverage for the project.

     The Other Expense item of $2,900 under Other Income and Expenses for the six month period of 1998, reflects the net cost to the Partnership of fees and expenses in connection with the tender offer completed by an unaffiliated third party in December 1997. Transfer fees of $10,300 were received and administrative and legal fees of $13,200 were recorded during the first quarter of 1998 in connection with the review of the documents and preparation of legal filings required to be made by the Partnership.

     Principally as a result of the increase in Rental Income, Operating Income increased for both the three and six month periods to $127,973 and $246,059 from $102,011 and $188,851 for the comparable periods of 1997.

     The neighborhood surrounding the Pavilion Apartments is undergoing some changes. The lot adjacent to the property which has been vacant since the project was acquired is being developed. The building department has advised that rental townhomes are planned for construction on this lot with completion scheduled for 1999. While it would seem that rental townhomes would not be direct competition for the Pavilion Apartments, and that new development could bring increased traffic flow to the area which might be beneficial to the Partnership, the Partnership is unable to predict the actual effect this construction will have on the Pavilion Apartments.

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

                                     FJS PROPERTIES FUND I, L.P.


Date: August 6, 1998                 By: /s/ Andrew C. Alson
                                         --------------------
                                         Andrew C. Alson
                                         (President and Chief Financial Officer)
                                         FJS Properties, Inc.
                                         General Partner