Form 10-Q
period 1998-09-30
FJS PROPERTIES FUND I LP
filed 1998-11-12
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1998     Commission File Number 2-93980

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

                              Yes   X      No

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of November 2, 1998.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Balance Sheets as of September 30, 1998 [Unaudited]
        and December 31, 1997 ....................................      1

        Statements of Operations for the three and nine months ended
        September 30, 1998 and 1997 [Unaudited]...................      2

        Statement of Partners' Capital for the nine months
        ended September 30, 1998 [Unaudited]......................      3

        Statements of Cash Flows for the nine months ended
        September 30, 1998 and 1997 [Unaudited]...................      4

        Notes to Financial Statements [Unaudited].................      5

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................      6

Part II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K..........................      7

Signature ........................................................      8







                          .   .   .   .   .   .   .   .

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------

                                                          September 30, December 31,
                                                             1 9 9 8       1 9 9 7
                                                           [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                                $  448,069   $   535,546
  Cash - Escrow                                               270,779        97,661
  Cash - Security Deposits                                    122,582       121,878
  Other Current Assets                                         45,349        35,971
                                                           ----------   -----------

  Total Current Assets                                        886,779       791,056
                                                           ----------   -----------

Property Investment:
  Land                                                      2,296,804     2,296,804
  Buildings                                                 6,569,125     6,569,125
  Furniture, Fixtures and Building Improvements             1,908,203     1,818,365
                                                           ----------   -----------

  Totals - At Cost                                         10,774,132    10,684,294
  Less:  Accumulated Depreciation                          (4,702,123)   (4,507,327)
                                                           ----------   -----------

  Property Investment - Net                                 6,072,009     6,176,967
                                                           ----------   -----------

Other Assets                                                  277,246       290,795
                                                           ----------   -----------

  Total Assets                                             $7,236,034   $ 7,258,818
                                                           ==========   ===========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                         $   72,854   $    97,300
  Accrued Interest                                             36,725        38,944
  Other Accrued Expenses                                      169,534         6,423
  Accounts Payable - Related Party                              4,736        26,138
  Tenant Security Deposits                                    122,582       121,878
  Mortgage Payable - Current Portion                           75,778        70,455
  Deferred Income - Current Portion                             7,143         7,142
                                                           ----------   -----------

  Total Current Liabilities                                   489,352       368,280
                                                           ----------   -----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                    4,665,061     4,722,578
  Deferred Income - Non-Current Portion                        26,786        32,141
                                                           ----------   -----------

  Total Long-Term Liabilities                               4,691,847     4,754,719
                                                           ----------   -----------

Partners' Capital:
  General Partner                                          (1,215,310)   (1,214,501)
  Limited Partners                                          3,270,145     3,350,320
                                                           ----------   -----------

  Total Partners' Capital                                   2,054,835     2,135,819
                                                           ----------   -----------

  Total Liabilities and Partners' Capital                  $7,236,034   $ 7,258,818
                                                           ==========   ===========

See Accompanying Notes to These Financial Statements.





FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                     Three months ended         Nine months ended
                                        September 30,             September 30,
                                        -------------             -------------
                                     1 9 9 8      1 9 9 7      1 9 9 8     1 9 9 7
                                     -------      -------      -------     -------

Rental Income                      $  508,072  $  515,580   $ 1,565,280 $ 1,520,712
Cost of Rental Income                 158,170     173,158       492,141     533,894
                                   ----------  ----------   ----------- -----------

  Gross Profit                        349,902     342,422     1,073,139     986,818
                                   ----------  ----------   ----------- -----------

Expenses:
  Selling, General and Administrative
   Expenses                           184,573     183,757       520,501     508,462
  Depreciation and Amortization        71,851      66,582       213,102     197,421
                                   ----------  ----------   ----------- -----------

  Total Expenses                      256,424     250,339       733,603     705,883
                                   ----------  ----------   ----------- -----------

  Operating Income                     93,478      92,083       339,536     280,935
                                   ----------  ----------   ----------- -----------

Other [Income] and Expenses:
  Interest Income                      (6,241)     (7,223)      (19,224)    (18,782)
  Interest Expense                    115,709     117,373       346,629     351,983
  Other Expense                            --          --         2,900          --
                                   ----------  ----------   ----------- -----------

  Other Expenses - Net                109,468     110,150       330,305     333,201
                                   ----------  ----------   ----------- -----------

  Net [Loss] Income                $  (15,990) $  (18,067)  $     9,231 $   (52,266)
                                   ==========  ==========   =========== ===========

  [Loss] Income Per Limited
   Partnership Unit                $     (.94) $    (1.07)  $       .54 $     (3.08)
                                   ==========  ==========   =========== ===========

  Distributions Per Limited Partnership
   Unit                            $     2.62  $     2.40   $      5.32 $      3.70
                                   ==========  ==========   =========== ===========

  Weighted Average Number of Limited
   Partnership Units Outstanding       16,788      16,788        16,788      16,788
                                   ==========  ==========   =========== ===========


See Accompanying Notes to Financial Statements.






FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                            Total
                                               General       Limited       Partners'
                                               Partner       Partners      Capital

Partners' Capital - December 31, 1997        $(1,214,501)  $3,350,320   $ 2,135,819

  Net Income for the nine months
   ended September 30, 1998                           92        9,139         9,231

  Cash Distributions to Partners                    (901)     (89,314)      (90,215)
                                             -----------   ----------   -----------

  Partners' Capital - September 30, 1998
   [Unaudited]                               $(1,215,310)  $3,270,145   $ 2,054,835
                                             ===========   ==========   ===========




See Accompanying Notes to Financial Statements.






FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                                Nine months ended
                                                                  September 30,
                                                              1 9 9 8      1 9 9 7
                                                              -------      -------

Operating Activities:
  Net Income [Loss]                                        $    9,231   $   (52,266)
                                                           ----------   -----------
  Adjustments to Reconcile Net Income [Loss] to Net Cash
   Provided by Operating Activities:
   Depreciation                                               194,796       179,114
   Amortization                                                18,306        18,306

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                                  (173,118)      (56,983)
     Security Deposits                                           (704)       (3,801)
     Other Current Assets                                      (9,378)      (56,880)
     Other Assets                                              (4,757)           --

   Increase [Decrease] in:
     Accounts Payable                                         (24,447)       (9,463)
     Accrued Interest                                          (2,219)       (1,664)
     Other Accrued Expenses                                   163,111       157,036
     Accounts Payable - Related Party                         (21,402)       (8,596)
     Tenant Security Deposits                                     704         3,801
     Deferred Income                                           (5,357)       (5,357)
                                                           ----------   -----------

   Total Adjustments                                          135,535       215,513
                                                           ----------   -----------

  Net Cash - Operating Activities                             144,766       163,247
                                                           ----------   -----------

Investing Activities:
  Capital Expenditures                                        (89,834)       (2,457)
                                                           ----------   -----------

Financing Activities:
  Principal Payments on Mortgages                             (52,194)      (47,365)
  Distributions to Partners                                   (90,215)      (62,743)
                                                           ----------   -----------

  Net Cash - Financing Activities                            (142,409)     (110,108)
                                                           ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents        (87,477)       50,682

Cash and Cash Equivalents - Beginning of Periods              535,546       493,597
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  448,069   $   544,279
                                                           ==========   ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the nine months ended September 30, 1998 and 1997 was $325,354 and $353,647, respectively.

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

[B] Basis of Reporting

The balance sheet as of September 30, 1998, the statements of operations for the three and nine months ended September 30, 1998 and 1997, the statement of partners' capital for the nine months ended September 30, 1998, and the statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at September 30, 1998, and the results of its operations for the three and nine months then ended and its cash flows for the nine months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1997.





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

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the low 90% range during the third quarter of 1998. As of November 2, 1998, there were 28 vacant apartments of which 6 of the vacant apartments were rented for occupancy during November, and 22 apartments were available for rent. Thus 91.0% of the apartments are occupied and 92.9% are presently rented. Rental income for the three and nine month periods ending September 30, of 1997 and 1998, decreased for the three month periods while increasing for the nine month periods from $515,580 and $1,520,712 to $508,072 and $1,565,280 for the comparable periods. The increase for the nine month period was attributable to the increased rental rates for apartments at the Pavilion, while the decrease for the three month period resulted from increased vacancies at the project during the summer months as compared to the prior year.

Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities decreased for the three and nine month periods of 1997 to 1998, from $173,158 and $533,894 to $158,170 and $492,141 respectively. The decreases resulted primarily from the nature of replacements and repairs which were completed at the project which by their nature were capitalized rather than expensed during this period. The capitalized and now depreciated items resulted in increased depreciation which is reflected during those periods.

Selling, General and Administrative Expenses increased from $183,757 and $508,462 for the respective three and nine month periods of 1997 to $184,573 and $520,501 for 1998. Expenses for 1998 reflected increased management fees as a result of the increased rental income as well as increases in various expenses including court costs and professional fees.

Operating Income increased from $92,083 and $280,935 for the three and nine month periods of 1997 to $93,478 and $339,536 for the comparable periods of 1998.

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

                           FJS PROPERTIES FUND I, L.P.


Date: November 12, 1998                By:/s/ Andrew C. Alson
                                       --------------------------------
                                       Andrew C. Alson
                                       (President and Chief Financial Officer)
                                       FJS Properties, Inc.
                                       General Partner