Form 10-K
period 1998-12-31
FJS PROPERTIES FUND I LP
filed 1999-03-30
CIK 756435

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                       OR
              |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. N/A No public market exists.

Documents Incorporated by Reference

Prospectus of Registrant, dated June 10, 1985, as supplemented by Supplement dated November 7, 1985, filed pursuant to Rule 424 under the Securities Act of 1933. Annual Report on Form 10-K of Registrant for the fiscal years ended December 31, 1986 through December 31, 1997, filed pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, but each only to the extent expressly incorporated by reference in Parts I, II and III.

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

            For the years ended December 31, 1998, 1997 and 1996, revenues from Pavilion accounted for approximately 98.4%, 98.7%, and 98.8% respectively of Registrant's gross revenues.

Competition

            The real estate business is highly competitive and Pavilion has active competition from similar properties in the vicinity. Registrant will also experience competition for potential buyers at such time as it seeks to sell Pavilion.

Employees

            Services are performed by Registrant's employees at Pavilion by nine full-time on site personnel. The personnel are under the direct supervision of a local unaffiliated management company which in turn is supervised by the General Partner. Salaries for such on-site personnel are paid by Registrant or by the local unaffiliated management company from fees received from Registrant. The General Partner also provides certain supervisory property management services to Registrant under a management agreement.

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

            The apartments in the Project are available for rent to residential tenants, generally under one year leases. No tenant occupies more than one apartment in the Pavilion except for the West Palm Beach Recovery Center which occupies 8 Units, and Country Nights which occupies 2 units. Each of such units was leased at the then current market rents. With substantially all tenants occupying their apartments under one year leases, it is anticipated that leases for all apartments will expire each year. The current rent schedule for leases is as follows:

                       Unit Size1        Monthly Rent2
                         1 BR/1B           $519/$549
                         2 BR/1B           $619/$649
                         2 BR/2B           $639/$679
                         3 BR/2B           $759/$799

            In the opinion of the management of Registrant, the Project is adequately covered by insurance.

--------
1BR = Bedroom; B = Bathroom
2Varies depending on location of unit in the Project.

        First Mortgage: The existing first mortgage affecting the Project is held of record by Greenwich Capital Financial Products, Inc., and serviced by Bank United of Texas FSB, Houston, Texas. As of December 31, 1998, the mortgage had an unpaid principal balance of approximately $4,722,579. This mortgage was closed on March 31, 1994, and refinanced the former first mortgage held by The Bank of Tokyo. At that time, a new loan secured by a first mortgage on the project was obtained from the Long Beach Bank, FSB, Orange, California, in the amount of $5,000,000. This loan provides for a term of ten (10) years with an interest rate of 9.75% per annum. The loan is repayable in equal monthly installments of $44,556.87 for principal and interest, with a balloon payment due in March 2004. At maturity a balance of approximately $4,215,000 will be due. The loan requires deposits with the lender for real estate taxes, insurance premiums, a debt service reserve of one month's payment, as well as deposits for replacement reserves for the project. These deposits are held in interest bearing accounts for the benefit of Registrant. The loan is not prepayable during the first five years of its term, and thereafter is prepayable with payment of a penalty based upon a "rate protection" formula for the lender. The loan requires consent of the holder to the transfer or sale of the Pavilion Apartments and to certain transfers of ownership interests in Registrant. For the complete terms and provisions of this loan see Exhibits 10(m) through 10(s).

         The  following   table  sets  forth  the  components  of  the  Pavilion
Apartments upon which depreciation, for Federal Tax purposes, is taken:

      Item             Tax Basis        Rate         Method        Life

 Building            $6,897,424          5%           ACRS        18 yrs

 Improvements        $  207,427         3.6%          MACRS     27.5 yrs

 Improvements        $  528,798   Fully Depreciated    SL         10 yrs

 Furniture/Fixtures  $1,048,378   Fully Depreciated   ACRS         5 yrs

 Furniture/Fixtures  $  204,639        Various        MACRS      5/7 yrs

 Furniture/Fixtures  $    6,635   Fully Depreciated   MACRS        7 yrs

 Improvements        $    5,639         1.2%          MACRS     27.5 yrs

 Improvements        $    6,185         2.9%          MACRS     27.5 yrs

 Improvements        $    5,071         .15%          MACRS     27.5 yrs

         Ad Valorem Real Estate taxes for the 1998 calendar year were in the amount of $187,348.66 which was based upon an assessed valuation of $7,300,000 and the following millage rates:

          Taxing Authority:                            Millage rate:
          County                                          4.6000
          School State                                    6.5470
          School Local                                    2.6320
          City of West Palm Beach                         8.3129
          So Fl Water Management Dist.                    0.5970
          Children's Services Council                     0.4403
          F.I.N.D.                                        0.0470
          PBC Health Care District                        1.0500
          Everglades Construction Project                 0.1000
          County - Debt                                   0.2582
          School - Debt                                   0.5030
          City of West Palm Beach - Debt                  0.5768

                                                 Total:   25.6642

         In addition a non-advalorem assessment of $18,671.82 was levied by the Solid Waste Authority against the Pavilion. The aggregate tax of $206,020.48 was paid in the discounted amount of $197,779.66 in November 1998.

Item 3.  Legal Proceedings

         There are no material legal proceedings pending against or involving Registrant or Pavilion.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the 1998 calendar year.

                                 PART II

Item 5.  Market for Registrant's Securities and Related Security Holder Matters

         Units of the Registrant are not publicly traded nor is it anticipated that a public trading market will develop for the Units. On and as of December 31, 1997, beneficial interests in an aggregate of 1,843 Units were acquired from the unaffiliated holders thereof, by three third parties at a price of $75 per Unit, pursuant to a tender offer filed with the Securities and Exchange Commission. As of March 15, 1999, there were approximately 669 holders owning an aggregate of 16,788 Units. The General Partner has established a policy of limiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, the Partnership will satisfy one or more applicable safe harbors prescribed by the Internal Revenue Service to avoid having the Partnership classified as a publicly traded partnership which could have adverse tax effects on limited partners. In order to comply with the safe harbor provisions, the transfer of Units may be restricted.

         There were no distributions per Unit of Registrant during the 1985 fiscal year. The Registrant distributed $3.01 per Unit for the 1986 fiscal year, $4.63 per Unit for 1987, $6.59 per Unit for 1988, $14.72 per Unit for 1989,
$7.75 per Unit for 1990, and $1.97 per Unit for the first quarter of 1991. There were no distributions made for the second, third or fourth quarters of 1991, for 1992, or for 1993. Distributions aggregating $5.19 and $5.64 per Unit were distributed for 1994 and 1995 respectively, and a distribution of $1.54 was made for the first quarter of 1996. No distributions were made for the remaining quarters of 1996, during which period all available cash flow was utilized for work being done on the Pavilion Apartments. Distributions of $1.30, $2.40 and $1.83 were made for the first three quarters of 1997 respectively. No distribution was made for the fourth quarter of 1997 as all available cash flow was utilized for capital improvements at the Pavilion Apartments. Distributions of $2.70, $2.62, $0.91 and $2.19 (disbursed in February 1999) were made for the respective quarters of 1998.

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

                                                     Years Ended
                                                     December 31,
                                   1998        1997        1996        1995        1994
                                   ----        ----        ----        ----        ----

Total Assets                   $7,076,729  $7,258,818  $7,448,953  $7,756,871  $8,022,290
Mortgage Note Payable          $4,722,579  $4,793,033  $4,856,968  $4,914,986  $4,967,636
Revenue                        $2,081,901  $2,040,543  $1,852,877  $1,841,892  $1,817,308
Interest Expense - Mortgages   $  463,687  $  470,769  $  476,199  $  481,611  $  438,481
Net Profit [Loss]              $   34,952  $  (50,582) $ (270,996) $ (121,682) $ (241,357)
Net Cash Provided by
  Operating Activities         $  233,981  $  280,140  $   51,495  $  116,822  $   30,551
Net Cash [Used] in Investing
  Activities - Capital
  Expenditures                 $ (134,645) $  (80,481) $  (10,336) $   (2,687) $  (45,228)
Net Cash [Used] in Financing
  Activities                   $ (176,100) $ (157,710) $  (89,899) $ (146,425) $   (9,026)
Profit (Loss) Per Limited
  Partnership Unit             $     2.06  $    (2.98) $   (15.98) $    (7.18) $   (14.23)
Distributions Per Limited
  Partnership Unit             $     6.23  $     5.53  $     1.88  $     5.53  $     4.96
Weighted Average Number of
  Limited Partnership Units
  Outstanding                      16,788      16,788      16,788      16,788      16,788

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

            Registrant distributed $3.01 per Unit for the 1986 fiscal year, $4.63 per Unit for 1987, $6.59 per Unit for 1988, $14.72 per Unit for 1989,
$7.75 per Unit for 1990, and $1.97 per Unit for the first quarter of 1991. There were no distributions made for the second, third or fourth quarters of 1991, for 1992, or for 1993. Distributions aggregating $5.19 and $5.64 per Unit were made for 1994 and 1995 respectively, and a distribution of $1.54 was made for the first quarter of 1996. No distributions were made for the remaining quarters of 1996. The reduction in distributions in the years from 1989 through 1991, resulted from decreasing interest rates and the reduced occupancy levels which the Pavilion Apartments experienced. When there was cash flow available for distribution during 1992 and 1993, no distributions were made to retain available cash which might be required for use in connection with the refinancing of the existing first mortgage. During the last three quarters of 1996 all available cash flow was utilized for work being done on the Pavilion Apartments. Distributions of $1.30, $2.40 and $1.83 were made for the first three quarters of 1997 respectively. No distribution was made for the fourth quarter of 1997 as all available cash flow was utilized for capital improvements at the Pavilion Apartments. (See "Operations - 1997 Fiscal Year" below). Distributions of $2.70, $2.62, $0.91 and $2.19 (disbursed in February 1999) were made for the respective quarters of 1998.

OPERATIONS

            Registrant has operated the Pavilion Apartments, located in West Palm Beach, Florida, since January 1985.

Management Agreement

            The Pavilion Apartments are currently managed by M.L. Property Management Inc., an unaffiliated property manager, under a five year agreement as extended in January 1999. The agreement will also terminate on the earlier sale or disposition of the Pavilion Apartments.

1998 Fiscal Year

            Rental Income for the year ended December 31, 1998, was $2,081,901 as compared with $2,040,543 for the 1997 calendar year. The increase in income in 1997 reflected increased rental rates for apartments at the project as reduced by slightly increased vacancies at the property. Rental allowances, were still being utilized to attracted tenants to the Pavilion, and were in substantially the same amounts as experienced in the prior year. Occupancy rates at the project held in the low to mid 90% range for the 1998 year. As of March 15, 1999, the Pavilion Apartments had sixteen apartments out of 312 available for rent. These sixteen apartments represent seven of nine presently vacant apartments and nine additional apartments where the tenants have given notice of their intent to vacate. Two of the vacant apartments have already been rented. The nine apartments presently vacant equates to a physical occupancy of 97.1%.

            Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities, decreased in 1998 to $625,402 as compared to the 1997 cost of $665,541. This decrease principally reflected reductions in Real Estate Taxes as a result of a reduced assessed valuation of the project, as well as a reduction in replacements at the Pavilion.

            Selling, General and Administrative Expenses for 1998 decreased to $689,444 from $711,626 in 1997. This decrease resulted principally from insurance costs which showed a reduction as a result of better rates from a change in the company providing such coverage to the Project.

            In connection with the Tender Offer made by unaffiliated third parties in December 1997 for Units of Limited Partnership Interests of Registrant, other income of $10,300 for transfer fees was received, and expenses of $13,200 for administrative fees and disbursements in connection with the preparation of required Securities and Exchange Commission filings and subsequent mailings to Limited Partners were incurred. This resulted in the net Other Expenses of $2,900 which appears in 1998.

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

            Selling, General and Administrative Expenses for 1997 increased to $711,626 from $645,114 in 1996. This increase resulted principally from increases in payroll expenses and real estate commissions. The real estate commissions were paid for tenant referrals from unaffiliated sources which have not been utilized in prior years, and which helped to increase the occupancy levels at the Pavilion Apartments. Insurance costs showed a reduction as a result of better rates from a change in the company providing such coverage to the Project.

INFLATION

            As of the present date, inflation has not had a major impact on the operations of the Partnership. It is anticipated that future increases in operating expenses will be offset if not exceeded by corresponding increases in operating income.

YEAR 2000 ISSUES

            Registrant has reviewed its operations and has concluded that the consequences of Year 2000 issues will not have a material effect on the company's business, results of operations or financial condition.

            With respect to information technology systems, these are limited to record keeping and servicing, and are not directly related to the furnishing of apartments for rental at the Pavilion Apartments. Registrant has been advised by its vendors that the software packages utilized for property management functions are Year 2000 compliant as upgraded in the normal course of business. Software utilized for Registrant's partnership bookkeeping have been reviewed and also appear to be Year 2000 compliant.

            The Pavilion Apartments do not have any significant embedded technologies in use which would be anticipated to cause significant Year 2000 problems.

            Registrant does not anticipate the requirement for any extraordinary measures or expenses with respect to operations after January 1, 2000. Naturally, no assurances can be made as to unanticipated Year 2000 problems which may occur.

            We are unable to comment on Year 2000 readiness of public utility suppliers such as electric, gas, water and telephone, or on possible disruption of public utility service to the Pavilion Apartments or to other similar projects in the area.

Item 8.  Financial Statements and Supplementary Data

                           FJS Properties Fund I, L.P.

                              Financial Statements



                                      INDEX

                                                                       Page
                                                                      Number

Independent Auditor's Report............................................10

Financial statements
  Balance Sheets as of December 31, 1998 and 1997.......................11

  Statements of Operations for the years ended
      December 31, 1998, 1997 and 1996..................................12

  Statements of Partners' Capital [Deficit] for the years ended
      December 31, 1998, 1997 and 1996..................................13

  Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and  1996 ................................14

  Notes To Financial Statements ........................................15-18

Independent Auditor's Report on Supplementary Schedules.................19

Real Estate and Accumulated Depreciation................................20

                            INDEPENDENT AUDITOR'S REPORT


To the Partners of
  FJS Properties Fund I, L.P.
  New York, New York



            We have audited the accompanying balance sheets of FJS Properties Fund I, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FJS Properties Fund I, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.








                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
February 4, 1999

Item 8:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------



                                                             December 31,
                                                        1 9 9 8       1 9 9 7
Assets:
Current Assets:
  Cash and Cash Equivalents                           $  458,782   $   535,546
  Cash - Escrow                                          148,617        97,661
  Cash - Security Deposits                               125,397       121,878
  Other Current Assets                                    25,752        35,971
                                                      ----------   -----------

  Total Current Assets                                   758,548       791,056
                                                      ----------   -----------

Property Investment:
  Land                                                 2,296,804     2,296,804
  Buildings                                            6,569,125     6,569,125
  Furniture, Fixtures and Building Improvements        1,953,010     1,818,365
                                                      ----------   -----------

  Totals - At Cost                                    10,818,939    10,684,294
  Less:  Accumulated Depreciation                     (4,772,099)   (4,507,327)
                                                      ----------   -----------

  Property Investment - Net                            6,046,840     6,176,967
                                                      ----------   -----------

Other Assets                                             271,341       290,795
                                                      ----------   -----------

  Total Assets                                        $7,076,729   $ 7,258,818
                                                      ==========   ===========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                    $   66,582   $    97,300
  Accrued Interest                                        38,371        38,944
  Other Accrued Expenses                                   6,826         6,423
  Accounts Payable - Related Party                        19,707        26,138
  Tenant Security Deposits                               125,397       121,878
  Mortgage Payable - Current Portion                      77,641        70,455
  Deferred Income - Current Portion                        7,143         7,142
                                                      ----------   -----------

  Total Current Liabilities                              341,667       368,280
                                                      ----------   -----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion               4,644,938     4,722,578
  Deferred Income - Non-Current Portion                   25,000        32,141
                                                      ----------   -----------

  Total Long-Term Liabilities                          4,669,938     4,754,719
                                                      ----------   -----------

Partners' Capital:
  General Partner                                     (1,215,207)   (1,214,501)
  Limited Partners                                     3,280,331     3,350,320
                                                      ----------   -----------

  Total Partners' Capital                              2,065,124     2,135,819
                                                      ----------   -----------

  Total Liabilities and Partners' Capital             $7,076,729   $ 7,258,818
                                                      ==========   ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                        Y e a r s   e n d e d
                                                       D e c e m b e r   3 1,
                                                   1 9 9 8     1 9 9 7     1 9 9 6
                                                   -------     -------     -------

Rental Income                                   $ 2,081,901 $ 2,040,543 $ 1,852,877
Cost of Rental Income                               625,402     665,541     749,911
                                                ----------- ----------- -----------

  Gross Profit                                    1,456,499   1,375,002   1,102,966
                                                ----------- ----------- -----------

Expenses:
  Selling, General and Administrative Expenses      689,444     711,626     645,114
  Depreciation and Amortization                     289,180     269,025     275,295
                                                ----------- ----------- -----------

  Total Expenses                                    978,624     980,651     920,409
                                                ----------- ----------- -----------

  Operating Income                                  477,875     394,351     182,557
                                                ----------- ----------- -----------

Other [Income] and Expenses:
  Interest Income                                   (23,664)    (25,836)    (22,646)
  Interest Expense                                  463,687     470,769     476,199
  Other Expense                                       2,900          --          --
                                                ----------- ----------- -----------

  Other Expenses - Net                              442,923     444,933     453,553
                                                ----------- ----------- -----------

  Net Income [Loss]                             $    34,952 $   (50,582)$  (270,996)
                                                =========== =========== ===========

  Income [Loss] Per Limited Partnership Unit    $      2.06 $     (2.98)$    (15.98)
                                                =========== =========== ===========

  Distributions Per Limited Partnership Unit    $      6.23 $      5.53 $      1.88
                                                =========== =========== ===========

  Weighted Average Number of Limited
   Partnership Units Outstanding                     16,788      16,788      16,788
                                                =========== =========== ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF PARTNERS' CAPITAL
------------------------------------------------------------------------------




                                                   General     Limited
                                                   Partner    Partners      Total

  Partners' Capital - December 31, 1995         $(1,210,028)$ 3,793,081 $ 2,583,053

Net [Loss] for the year ended December 31, 1996      (2,710)   (268,286)   (270,996)

Distributions to Partners                              (319)    (31,562)    (31,881)
                                                ----------- ----------- -----------

  Partners' Capital - December 31, 1996          (1,213,057)  3,493,233   2,280,176

Net [Loss] for the year ended December 31, 1997        (506)    (50,076)    (50,582)

Distributions to Partners                              (938)    (92,837)    (93,775)
                                                ----------- ----------- -----------

  Partners' Capital - December 31, 1997          (1,214,501)  3,350,320   2,135,819

Net Income for the year ended December 31, 1998         350      34,602      34,952

Distributions to Partners                            (1,056)   (104,591)   (105,647)
                                                ----------- ----------- -----------

  Partners' Capital - December 31, 1998         $(1,215,207)$ 3,280,331 $ 2,065,124
                                                =========== =========== ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                        Y e a r s   e n d e d
                                                       D e c e m b e r   3 1,
                                                   1 9 9 8     1 9 9 7     1 9 9 6
                                                   -------     -------     -------

Operating Activities:
  Net Income [Loss]                             $    34,952 $   (50,582)$  (270,996)
                                                ----------- ----------- -----------
  Adjustments to Reconcile Net Income [Loss]
   to Net Cash Provided by Operating Activities:
   Depreciation                                     264,772     244,617     250,887
   Amortization                                      24,408      24,408      24,408
   Deferred Income                                   (7,142)     (7,142)     (3,572)

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                         (50,956)     85,210    (106,591)
     Security Deposits                               (3,519)       (711)      1,200
     Other Current Assets                            10,220     (34,541)     99,610
     Other Assets                                    (4,955)     (6,421)         --

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses          (30,886)     16,677      15,074
     Accounts Payable - Related Party                (6,432)      7,914      (7,325)
     Tenant Security Deposits                         3,519         711      (1,200)
     Deferred Income                                     --          --      50,000
                                                ----------- ----------- -----------

   Total Adjustments                                199,029     330,722     322,491
                                                ----------- ----------- -----------

  Net Cash - Operating Activities                   233,981     280,140      51,495
                                                ----------- ----------- -----------

Investing Activities:
  Capital Expenditures                             (134,645)    (80,481)    (10,336)
                                                ----------- ----------- -----------

Financing Activities:
  Principal Payments on Mortgages                   (70,453)    (63,935)    (58,018)
  Cash Distributions to Partners                   (105,647)    (93,775)    (31,881)
                                                ----------- ----------- -----------

  Net Cash - Financing Activities                  (176,100)   (157,710)    (89,899)
                                                ----------- ----------- -----------

  Net [Decrease] Increase in Cash and Cash
   Equivalents                                      (76,764)     41,949     (48,740)

Cash and Cash Equivalents - Beginning of Years      535,546     493,597     542,337
                                                ----------- ----------- -----------

  Cash and Cash Equivalents - End of Years      $   458,782 $   535,546 $   493,597
                                                =========== =========== ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the years ended December 31, 1998, 1997 and 1996 was $464,260, $470,790 and $476,639, respectively.



The Accompanying Notes are an Integral Part of These Financial Statements.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Organization

FJS Properties Fund I, L.P. [the "Partnership"] was formed under the Delaware Revised Uniform Limited Partnership Act on October 5, 1984. The Partnership owns and operates the Pavilion apartment complex in West Palm Beach, Florida. The Partnership operates under one reportable segment.

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

Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $264,772, 244,617, and $250,887, respectively.

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

Financial Instruments - The Partnership had amounts on deposit with financial institutions which are approximately $471,000 and $456,000 in excess of the amounts insured for December 31, 1998 and 1997, respectively. The partnership does not require collateral for financial instruments.

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

Advertising - The Company expenses advertising cost as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 was $36,773, $36,036 and $40,279, respectively.

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

[4] Other Assets

A summary of other assets is as follows:

                                                      December 31,
                                                   1 9 9 8     1 9 9 7

Cash in Escrow - Replacement Reserves
  [See Note 5]                                  $   120,900 $   117,240
Loan Acquisition Fees - Net of Amortization
  of $115,439 and $91,031 at December 31, 1998
  and 1997, Respectively                            128,656     153,065
Deposits                                             21,785      20,490
                                                ----------- -----------

  Totals                                        $   271,341 $   290,795
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

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[5] Mortgage Payable [Continued]

Annual principal maturities under the total existing mortgage for the next five years are as follows:

1999                                  $   77,641
2000                                      85,557
2001                                      94,282
2002                                     103,897
2003                                     114,492
Thereafter                             4,246,710
                                      ----------

  Total Mortgage Payable              $4,722,579

The fair value of the Partnership's mortgage payable, which is determined by discounting expected cash flows based on the Partnership's projected current incremental borrowing rate, is approximately $4,629,000.

[6] Related Party Transactions

The Managing General Partner, pursuant to the Partnership Agreement, has earned Property Management Fees of $103,806, $101,144 and $95,505 for the years ended December 31, 1998, 1997 and 1996, respectively, of which $83,045, $80,915 and $76,404, respectively, was paid to an unaffiliated Florida based management company. These fees are based on a percentage of net rental income as defined in the agreement.

Also pursuant to the Partnership Agreement, the Managing General Partner has earned Partnership Management Fees of $6,673, $3,912 and $1,364 for the years ended December 31, 1998, 1997 and 1996, respectively, which represents 4% of adjusted cash flow.

Additionally, in accordance with provisions of the Partnership Agreement, the Partnership is committed to pay to the Managing General Partner, administrative service fees. These fees amounted to $24,000 in each of the years ended December 31, 1998, 1997 and 1996

The Managing General Partner received distributions from cash flow of $1,056, $938 and $319 during the years ended December 31, 1998, 1997 and 1996, respectively.

[7] Income Taxes

The reconciliation of net losses as reported in the statements of operations and as would be reported for tax purposes for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                 D e c e m b e r   3 1,
                                          -----------------------------------
                                             1 9 9 8     1 9 9 7     1 9 9 6
                                             -------     -------     -------

Net Income [Loss] - Statement of
 Operations                               $    34,952 $   (50,582)$  (270,996)

Tax depreciation in excess of book
 depreciation                                 (71,010)    (60,049)   (111,588)
                                          -----------  ---------- -----------

  Net Income [Loss] for Tax Purposes      $    36,058 $  (110,631)$  (382,584)
  ----------------------------------      =========== =========== ===========

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[8] New Authoritative Pronouncements

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 is not expected to have a material impact on the Company.








                  .   .   .   .   .   .   .   .   .   .   .   .

                         INDEPENDENT AUDITOR'S REPORT ON
                             SUPPLEMENTARY SCHEDULE

To the Partners of
  FJS Properties Fund I, L.P.
  New York, New York


            Our report on the financial statements of FJS Properties Fund I, L.P. is included on page 10 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement
Schedule III.

            In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.

Cranford, New Jersey
February 4, 1999

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
------------------------------------------------------------------------------



                                                                         Gross Amount at Which                             Life on
                       Initial Cost to Partnership                   Carried at Close of Period                             Which
                                                       Costs                                                            Depreciation
                                                    Capitalized                                     [3]                   in Latest
                                         Buildings  Subsequent to          Buildings               Accumu-  Year           Income
                                            and     Acquisition               and                  lated     of           Statement
                                          Improve-                          Improve-    [1] [2]   Depreci- Construc- Date    is
  Description      Encumbrances   Land     ments    Improvements  Land       ments       Total     ation    tion  Acquired Computed


Pavilion Apartments,
  West Palm Beach,
  Florida          $4,914,986 $2,296,804 $7,196,789 $1,129,903 $2,296,804 $8,522,135 $10,818,939 $4,772,099  1972    1/85  3-30 yrs.
                   ========== ========== ========== ========== ========== ========== =========== ==========


1)  The aggregate cost for federal income tax purposes is $8,910,196.

2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 1998, 1997 and 1996 is as follows:

                                         C o s t   a s   o f
                                         ----------------------
                                        D e c e m b e r   3 1,
                                        ------------------------
                                    1 9 9 8     1 9 9 7     1 9 9 6
                                    -------     -------     -------

  Balance at Beginning of Years  $10,684,294 $10,603,813  $10,593,478

   Improvements                      134,645      80,481       10,335
                                 ----------- -----------  -----------

  Balance at End of Years        $10,818,939 $10,684,294  $10,603,813
                                 =========== ===========  ===========


3) A reconciliation of accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                  Accumulated Depreciation as of
                                  ------------------------------
                                       D e c e m b e r   3 1,
                                       ---------------   ----
                                   1 9 9 8   1 9 9 7     1 9 9 6
                                   -------   -------     -------

  Balance at Beginning of Years  $4,507,327 $4,262,710 $4,011,823

   Depreciation Expense             264,772    244,617    250,887
                                 ---------- ---------- ----------

  Balance at End of Years        $4,772,099 $4,507,327 $4,262,710
                                 ========== ========== ==========

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

NAME                    AGE    OFFICES HELD                SERVED AS AN OFFICER
                                                           AND/OR DIRECTOR SINCE

A Andrew C. Alson       53     President and Director            1/85
Roger Barnett           54     Secretary and Treasurer           1/88
Lawrence E. Bathgate II 59     Director                          10/84
Robert E. Brennan       55     Director                          10/84

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

            Lawrence E. Bathgate, II is a director of the General Partner. Mr. Bathgate is the senior partner of Bathgate, Wegener & Wolf, P.A., a law firm in Lakewood, New Jersey. Mr. Bathgate is a graduate of Villanova University, Villanova, Pennsylvania and Rutgers Law School, Newark, New Jersey. Mr. Bathgate also engages in extensive real estate and other investment activities. Mr. Bathgate owns 20% of the common stock of the General Partner. Mr. Bathgate is a director of Carson, Inc., a publicly held company listed on the New York Stock Exchange.

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

            Mr. Conway, age 58, is currently and since 1995 has been a principal of Druker, Rahl & Fein, Business Consultants and Certified Public Accountants, with offices in Princeton, New Jersey. From 1988 until 1995, Mr. Conway was the Senior Manager of the Insolvency and Reorganization and Sports and Entertainment practice of Withum, Smith & Brown, a Princeton, New Jersey certified public accounting firm.

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

Compliance with Section 16(a) of the Exchange Act

            Based solely upon a review of Forms 3 and 4 (17 CFR 249.103 and 249.104) and any amendments thereto furnished to Registrant under Rule 16a-3(d) (17 CFR 240.16a-3(e) or written representations received by Registrant that no Forms 5 were required, Registrant believes that other than as hereinafter noted there were no officers, directors or beneficial owners of more than 10% of any class of equity securities of Registrant registered pursuant to Section 12, that failed to file on a timely basis any reports required by Section 16(a) during the most recent fiscal years. As noted above, as of June 10, 1997, Donald F. Conway may be deemed a beneficial owner of 80% of the general partner of Registrant and a controlling person of FJS Properties, Inc. and Registrant. Mr. Conway has advised that no filings were required for a one year period after such appointment, and it would appear that a filing was required to have been made in June 1998. Registrant has not been advised of any filings by Mr. Conway as of February 23, 1999.

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

                    Ownership of more than 5% of Registrant:


                    (2) Name and  Address  (3)  Amount and nature of (4) Percent
(1) Title of Class   of Beneficial Owner    Beneficial Ownership       of Class
------------------   -------------------    --------------------       --------

Units of Limited    The Family Trust       1,558 Units - legal and      9.28%
 Partnership        340 North Avenue        beneficial owner
                    Cranford, NJ 07016

            As of March 1, 1999, Robert E. Brennan, Chapter 11 Debtor and Lawrence E. Bathgate, II were the sole shareholders of the common stock of the General Partner, owning 80% and 20% respectively. As described above under Item 10, Donald F. Conway, CPA, has been appointed as Trustee in the Chapter 11 Bankruptcy Proceeding involving Robert E. Brennan as Debtor. Mr. Conway is empowered to vote (and with the approval of the Court), to sell Mr. Brennan's Common Stock and to direct the disposition of the sale proceeds. As a result Mr. Conway, in his capacity as Trustee, may be deemed a beneficial owner of such shares and a controlling person of FJS Properties, Inc. and Registrant.

Item 13.  Certain Relationships and Related Transactions

            During Registrant's fiscal years ended December 31, 1998, 1997 and, 1996, the General Partner and certain affiliated entities have earned or received compensation or payments for services from Registrant or its General Partner as follows:

                                                             Reimbursement/Compensation
Name of Recipient        Capacity in Which served or
                         Payment Received                     1998       1997     1996
                                                              ----       ----     ----

FJS Properties, Inc.     General Partner3                    $ 1,056   $   938   $   319
                         Partnership Management Fee          $ 6,673   $ 3,912   $ 1,364
                         Property Management Fee4            $20,760   $20,229   $19,101
                         Administrative Expenses5            $24,000   $24,000   $24,000
                         Tender Offer Administrative Fees6   $ 9,000   $     0   $     0
Lawrence E. Bathgate II  Initial Limited Partner7            $    31   $    28   $     9
Other Officers/Directors
of General Partner       Officer/Director of General Partner $     0   $     0   $     0

            In addition, certain officers and directors of the General Partner receive compensation from the General Partner, First Jersey and/or its affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.
--------
3 Represents the General Partner's interest in Adjusted Cash From Operations. Under Registrant's Partnership Agreement 99% of the Net Income and Net Loss of Registrant was allocated to the Limited Partners and 1% was allocated to the General Partner. Pursuant thereto, for the years ended December 31, 1998, 1997, and 1996, $360, ($1,106), and ($3,826) of the Registrant's taxable income (loss) was allocated to FJS Properties, Inc. For further information, reference is made to the material contained in the Prospectus under the heading "MANAGEMENT COMPENSATION."

4 The following property management fees were applicable to the years 1998, 1997 and 1996:

         YEAR            Aggregate      Retained by          Paid to local
                      Management Fee    General Partner       unaffiliated
                                                           management company
         1998           $103,805           $20,760               $83,045
         1997           $101,144           $20,229               $80,915
         1996            $95,505           $19,101               $76,404

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

6 Represents administrative fees for review of tender offer filings, preparation, filing and mailings of required responsive Securities and Exchange Commission Filings and materials for mailings to Limited Partners. As provided in the Partnership Agreement of Registrant such fees do not exceed 90% of the amount Registrant would be required to pay to independent parties for comparable administrative services in the same geographic location.

7 Represents distribution of Adjusted Cash From Operations attributable to the five Units Owned by Mr. Bathgate. For the years ended December 31, 1998, 1997, and 1996, $10.63, ($32.62), and ($112.81) of the Registrant's taxable income
(loss) was allocated to his Units.

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

                  (m) Multifamily Note, dated March 29, 1994, made by FJS Properties Fund I, L.P. to Long Beach Bank, FSB, in the principal amount of $5,000,000, incor porated by reference to
                  Exhibit 10(m) to Registrant's Annual Report on Form 10- K for the fiscal year ended December 31, 1993 (File No 0-15755).

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

                  (t) Extension of Property Management Agreement dated as of January 1, 1999, by and between FJS Properties Fund I, L.P. and ML Property Management Inc.

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

                                    FJS PROPERTIES FUND I, L.P.
                                    FJS PROPERTIES, INC.
                                    General Partner

Dated:  March 30, 1999              By:  Andrew C. Alson
                                    ---------------------------------------
                                         Andrew C. Alson, President

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.


Dated:  March 30, 1999              By:  Robert E. Brennan
                                    ------------------------------------
                                         Robert E. Brennan,
                                         Director of the General Partner

Dated:  March 30, 1999              By:  Lawrence E. Bathgate, II
                                    -----------------------------------
                                         Lawrence E. Bathgate, II,
                                         Director of the General Partner

Dated:  March 30, 1999             By:   Andrew C. Alson
                                   ------------------------------------
                                         Andrew C. Alson, President and
                                         Director of the General Partner
                                         (Principal Executive Officer)

Dated:  March 30, 1999             By:  Roger Barnett
                                   ------------------------------------
                                        Roger Barnett, Secretary and Treasurer
                                        of the General Partner (Principal
                                        Financial and Accounting Officer)


                                     Page S-1