Form 10-Q
period 1999-03-31
FJS PROPERTIES FUND I LP
filed 1999-05-14
CIK 756435

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                     --------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the quarter ended March 31, 1999             Commission File Number 2-93980
                      --------------                                    -------

                          FJS PROPERTIES FUND I, L.P.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                               13-3252067
            --------                               ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

       264 Route 537 East
         Colts Neck, NJ                                      07722
         --------------                                      -----
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:       (732) 542-9209

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X       No

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of May 8, 1999.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



Part I: FINANCIAL INFORMATION (See Preliminary Note Below)

Item 1:  Financial Statements

         Balance Sheets as of March 31, 1998 [Unaudited]
         and December 31, 1998........................................   1

         Statement of Operations for the three months ended
         March 31, 1999 and 1998 [Unaudited]..........................   2

         Statement of Partners' Capital for the three months
         ended March 31, 1999 [Unaudited].............................   3

         Statements of Cash Flows for the three months ended
         March 31, 1999 and 1998 [Unaudited]..........................   4

         Notes to Financial Statements [Unaudited]....................   5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................   6

Part III: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.............................   7

Signature.............................................................   8




                        .   .   .   .   .   .   .   .   .

Preliminary Note - In a recent letter, the Staff of the Securities and Exchange Commission raised the issue that the Partnership's auditors may not be independent of the Partnership, as required by law, in that a member of the audit firm had a relationship with an entity which is a holder of Partnership interests. Neither the Staff letter, nor any other information available to the Partnership indicates that there is any inaccuracy in the "audited" financial statements. As a result of the Staff's position, however, the "audited" financial statements might be deemed to be unaudited. The Partnership is in the process of obtaining a new auditing firm to serve as the Partnership's principal independent accountants to audit its financial statements, and, if necessary, to review prior years' financials and confirm their accuracy.

PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements
FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------

                                                        March 31,   December 31,
                                                         1 9 9 9       1 9 9 8
                                                       [Unaudited]
Assets:
Current Assets:
   Cash and Cash Equivalents                           $  445,565   $   458,782
  Cash - Escrow                                           221,936       148,617
  Cash - Security Deposits                                132,946       125,397
  Other Current Assets                                     13,178        25,752
                                                       ----------   -----------

Total Current Assets                                      813,625       758,548
                                                       ----------   -----------

Property Investment:
  Land                                                  2,296,804     2,296,804
  Buildings                                             6,569,125     6,569,125
  Furniture, Fixtures and Building Improvements          ,972,252     1,953,010
                                                       ----------   -----------

  Totals - At Cost                                     10,838,181    10,818,939
  Less: Accumulated Depreciation                       (4,841,336)   (4,772,099)
                                                       ----------   -----------

  Property Investment - Net                             5,996,845     6,046,840
                                                       ----------   -----------

Other Assets                                              266,281       271,341
                                                       ----------   -----------

  Total Assets                                         $7,076,751   $ 7,076,729
                                                       ==========   ===========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                     $   60,145   $    66,582
  Accrued Interest                                         38,219        38,371
  Other Accrued Expenses                                   57,511         6,826
  Accounts Payable - Related Party                         19,781        19,707
  Tenant Security Deposits                                135,708       125,397
  Mortgage Payable - Current Portion                       79,398        77,641
  Deferred Income - Current Portion                         7,143         7,143
                                                       ----------   -----------

  Total Current Liabilities                               397,905       341,667
                                                       ----------   -----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                4,624,321     4,644,938
  Deferred Income - Non-Current Portion                    23,214        25,000
                                                       ----------   -----------

  Total Long-Term Liabilities                           4,647,535     4,669,938
                                                       ----------   -----------

Partners' Capital:
  General Partner                                      (1,215,545)   (1,215,207)
  Limited Partners                                      3,246,856     3,280,331
                                                       ----------   -----------

  Total Partners' Capital                               2,031,311     2,065,124
                                                       ----------   -----------

  Total Liabilities and Partners' Capital              $7,076,751   $ 7,076,729
                                                       ==========   ===========

See Accompanying Notes to These Financial Statements.

PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                        Three months ended
                                                             March 31,
                                                        1 9 9 9      1 9 9 8
                                                        -------      -------


Rental Income                                        $  543,883   $   526,564
Cost of Rental Income                                   197,389       165,313
                                                     ----------   -----------

  Gross Profit                                          346,494       361,251
                                                     ----------   -----------

Expenses:
  Selling, General and Administrative Expenses          157,972       173,203
  Depreciation and Amortization                          75,340        69,963
                                                     ----------   -----------

  Total Expenses                                        233,312       243,166
                                                     ----------   -----------

  Operating Income                                      113,182       118,085
                                                     ----------   -----------

Other [Income] and Expenses:
  Interest Income                                        (4,800)       (6,473)
  Interest Expense                                      114,658       116,053
  Other Expense                                              --         2,900
                                                     ----------   -----------

  Other Expenses - Net                                  109,858       112,480
                                                     ----------   -----------

  Net Income                                         $    3,324   $     5,605
                                                     ==========   ===========

  Income Per Limited Partnership Unit                $      .20   $       .33
                                                     ==========   ===========

  Distributions Per Limited Partnership Unit         $     2.19   $      0.00
                                                     ==========   ===========
Weighted Average Number of Limited
  Partnership Units Outstanding                          16,788        16,788
                                                     ==========   ===========


See Accompanying Notes to These Financial Statements.

PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                       Total
                                          General       Limited       Partners'
                                          Partner       Partners      Capital

Partners' Capital - December 31, 1998   $(1,215,207)  $3,280,331   $ 2,065,124

  Net Income for the three months
   ended March 31, 1999                          33        3,291         3,324

  Distributions to Partners                    (371)     (36,766)      (37,137)
                                        -----------   ----------   -----------

  Partners' Capital - March 31, 1999
   [Unaudited]                          $(1,215,545)  $3,246,856   $ 2,031,311
                                        ===========   ==========   ===========



See Accompanying Notes to These Financial Statements.

PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                          Three months ended
                                                               March 31,
                                                          1 9 9 9      1 9 9 8
                                                          -------      -------
Operating Activities:
  Net Income                                           $    3,324   $     5,605
                                                       ----------   -----------
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
   Depreciation                                            69,237        63,861
   Amortization                                             6,102         6,102

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                               (73,318)      (75,618)
     Security Deposits                                     (7,549)       (3,650)
     Other Current Assets                                  12,573        17,927
     Other Assets                                          (1,042)       (2,438)

   Increase [Decrease] in:
     Accounts Payable                                      (6,437)       (5,504)
     Accrued Interest                                        (152)         (670)
     Other Accrued Expenses                                50,685        54,796
     Accounts Payable - Related Party                          75        (4,114)
     Tenant Security Deposits                              10,311         3,650
     Deferred Income                                       (1,786)       (1,785)
                                                       ----------   -----------

   Total Adjustments                                       58,699        52,557
                                                       ----------   -----------

   Net Cash - Operating Activities                         62,023        58,162

Investing Activities:
  Capital Expenditures                                    (19,242)      (17,160)

Financing Activities:
  Principal Payments on Mortgages                         (18,860)      (16,977)
  Cash Distributions to Partners                          (37,138)           --
                                                       ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents    (13,217)       24,025

Cash and Cash Equivalents - Beginning of Periods          458,782       535,546
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $  445,565   $   559,571
                                                       ==========   ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the three months ended March 31, 1999 and 1998 was $114,658 and $116,722 respectively.

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------




[A] Significant Accounting Policies

Significant accounting policies of FJS Properties Fund I, L.P. are set forth in the Partnership's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. (See, also, Preliminary Note on Index page).

[B] Basis of Reporting

The balance sheet as of March 31, 1999, the statements of operations for the three months ended March 31, 1999 and 1998, the statement of partners' capital for the three months ended March 31, 1999, and the statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at March 31, 1999, and the results of its operations and cash flows for the three months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1998. (See, also, Preliminary Note on Index page).

                      .   .   .   .   .   .   .   .   .   .   .

FJS PROPERTIES FUND I, L.P.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


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

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the low-90% range for the first quarter of 1999. Physical occupancy stands at 93% as of May 10, 1999, with 21 vacant apartments of which 10 have been rented with tenant move-in scheduled during May. Rental income for the three month period ended March 31, 1999, increased to $543,883 as compared to $526,564 for the comparable period of the prior year. This increase was attributable to the increased rental rates enjoyed by the Pavilion Apartments as well as a reduction in rental allowances given to tenants. This was offset somewhat by an increase in vacancies at the project. Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities increased to $197,389 from $165,313 for the comparable three month periods of 1999 and 1998 respectively. The increase was principally from increased replacements at the project. During 1999, the Partnership anticipates continuing an increased level of repairs, replacements and upgrades at the Pavilion. Principal items included in the projected budget of approximately $150,000 are: Aluminum roof coating of the buildings; pressure cleaning and spot painting; replacement of shower and tub enclosures in approximately fifty units with concrete wall board and fiberglass shower pans; two new entrance gates for the property; and seal coating and striping of the parking lots. Further tree removal and trimming is also contemplated to help prevent roof damage, sidewalk damage and damage to building interiors. It is anticipated that adequate funds will be available from cash flow and operating funds on hand to complete this work.

Selling, General and Administrative Expenses decreased to $157,972 as compared to $173,203 for the comparable three month period of the prior year. This reflects decreases in professional fees as well as reduced costs for insurance coverage for the Pavilion.

The Other Expense item of $2,900 under Other Income and Expenses for 1998, reflects the net cost to the Partnership of fees and expenses in connection with the tender offer completed by an unaffiliated third party in December 1997. Transfer fees of $10,300 were received and administrative and legal fees of $13,200 were incurred in connection with the review of the documents and preparation of legal filings required to be made by the Partnership. This was a non-recurring income and expense and was not duplicated during the first quarter of 1999.

INFLATION

As of the present date, inflation has not had a major impact on the operations of the Partnership.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


PART II - OTHER INFORMATION
------------------------------------------------------------------------------



Item 6.  Exhibits and Reports on Form 8-K

[a] Exhibits as required by Item 601 of Regulation S-K:

None Required

[b] Reports on Form 8-K:

None filed during the quarter for which this report is submitted

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FJS PROPERTIES FUND I, L.P.


Date: May 11, 1999                By: /s/ Andrew C. Alson
                                     --------------------------------
                                      Andrew C. Alson
                                     (President and Chief Financial Officer)
                                      FJS Properties, Inc.
                                      General Partner