Form 10-Q
period 1999-06-30
FJS PROPERTIES FUND I LP
filed 1999-08-10
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 1999            Commission File Number 2-93980
                      --------------                                  -------

                           FJS PROPERTIES FUND I, L.P.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     13-3252067
               --------                                     ----------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

            264 Route 537 East
            Colts Neck, New Jersey                             07722
            ----------------------                             -----
 (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:     (908) 542-9209


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of August 8, 1999.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION (See Preliminary Note Below)

Item 1: Financial Statements

        Balance Sheets as of June 30, 1999 [Unaudited]
        and December 31, 1997 ....................................      1

        Statements of Operations for the three and six months ended
        June 30, 1999 and 1998 [Unaudited]........................      2

        Statement of Partners' Capital for the six months
        ended June 30, 1999 [Unaudited]...........................      3

        Statements of Cash Flows for the six months ended
        June 30, 1999 and 1998 [Unaudited]........................      4

        Notes to Financial Statements [Unaudited].................      5

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................      6

Part II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K..........................      7

Signature ........................................................      8




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

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------

                                                     June 30,    December 31,
                                                      1 9 9 9       1 9 9 8
                                                      -------       -------
                                                    [Unaudited]
                                                    -----------
Assets:
Current Assets:
  Cash and Cash Equivalents                         $  437,623   $   458,782
  Cash - Escrow                                        160,011       148,617
  Cash - Security Deposits                             128,593       125,397
  Other Current Assets                                  51,707        25,752
                                                    ----------   -----------

Total Current Assets                                   777,934       758,548
                                                    ----------   -----------

Property Investment:
  Land                                               2,296,804     2,296,804
  Buildings                                          6,569,125     6,569,125
  Furniture, Fixtures and Building Improvements      2,057,055     1,953,010
                                                    ----------   -----------

  Totals - At Cost                                  10,922,984    10,818,939
  Less: Accumulated Depreciation                    (4,912,161)   (4,772,099)
                                                    ----------   -----------

  Property Investment - Net                          6,010,823     6,046,840
                                                    ----------   -----------

  Other Assets                                         260,679       271,341
                                                    ----------   -----------

  Total Assets                                      $7,049,436   $ 7,076,729
                                                    ==========   ===========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                  $   53,458   $    66,582
  Accrued Interest                                      38,063        38,371
  Other Accrued Expenses                               106,842         6,826
  Accounts Payable - Related Party                       4,518        19,707
  Tenant Security Deposits                             128,593       125,397
  Mortgage Payable - Current Portion                    81,198        77,641
  Deferred Income - Current Portion                      7,143         7,143
                                                    ----------   -----------

  Total Current Liabilities                            419,815       341,667
                                                    ----------   -----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion             4,603,198     4,644,938
  Deferred Income - Non-Current Portion                 21,428        25,000
                                                    ----------   -----------

  Total Long-Term Liabilities                        4,624,626     4,669,938
                                                    ----------   -----------

Partners' Capital:
  General Partner                                   (1,215,809)   (1,215,207)
  Limited Partners                                   3,220,804     3,280,331
                                                    ----------   -----------

  Total Partners' Capital                            2,004,995     2,065,124
                                                    ----------   -----------

  Total Liabilities and Partners' Capital           $7,049,436   $ 7,076,729
                                                    ==========   ===========

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                     Three months ended         Six months ended
                                          June 30,                  June 30,
                                          --------                  --------
                                     1 9 9 9      1 9 9 8      1 9 9 9     1 9 9 8
                                     -------      -------      -------     -------

Rental Income                      $  561,425  $  530,643   $ 1,105,308 $ 1,057,208
Cost of Rental Income                 199,714     168,658       397,103     333,970
                                   ----------  ----------   ----------- -----------

  Gross Profit                        361,711     361,985       708,205     723,238
                                   ----------  ----------   ----------- -----------

Expenses:
  Selling, General and
   Administrative Expenses            162,446     162,724       320,418     335,928
  Depreciation and Amortization        76,927      71,288       152,267     141,251
                                   ----------  ----------   ----------- -----------

  Total Expenses                      239,373     234,012       472,685     477,179
                                   ----------  ----------   ----------- -----------

  Operating Income                    122,338     127,973       235,520     246,059
                                   ----------  ----------   ----------- -----------

Other [Income] and Expenses:
  Interest Income                      (4,371)     (6,509)       (9,171)    (12,982)
  Interest Expense                    114,192     114,866       228,850     230,919
  Other Expense                            --          --            --       2,900
                                   ----------  ----------   ----------- -----------

  Other Expenses - Net                109,821     108,357       219,679     220,837
                                   ----------  ----------   ----------- -----------

  Net Income                       $   12,517  $   19,616   $    15,841 $    25,222
                                   ==========  ==========   =========== ===========

  Income Per Limited Partnership
   Unit                            $      .74  $     1.16   $       .94 $      1.49
                                   ==========  ==========   =========== ===========

  Distributions Per Limited
   Partnership Unit                $     2.20  $     2.70   $      4.48 $      2.70
                                   ==========  ==========   =========== ===========

  Weighted Average Number of Limited
   Partnership Units Outstanding       16,788      16,788        16,788      16,788
                                   ==========  ==========   =========== ===========


See Accompanying Notes to Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                        Total
                                           General       Limited       Partners'
                                           Partner       Partners      Capital
                                           -------       --------      -------


Partners' Capital - December 31, 1998    $(1,215,207)  $3,280,331   $ 2,065,124

  Net Income for the six months
   ended June 30, 1999                           158       15,683        15,841

  Distributions to Partners                     (760)     (75,210)      (75,970)
                                         -----------   ----------   -----------

  Partners' Capital - June 30, 1999
   [Unaudited]                           $(1,215,809)  $3,220,804   $ 2,004,995
                                         ===========   ==========   ===========


See Accompanying Notes to Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Six months ended
                                                               June 30,
                                                               --------
                                                         1 9 9 9      1 9 9 8
                                                         -------      -------

Operating Activities:
  Net Income                                          $   15,841   $    25,222
                                                      ----------   -----------
  Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
   Depreciation                                          140,063       129,047
   Amortization                                           12,204        12,204

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                              (11,394)      (97,499)
     Security Deposits                                    (3,196)       (1,746)
     Other Current Assets                                (25,956       (22,265)
     Other Assets                                         (1,542)       (3,592)

   Increase [Decrease] in:
     Accounts Payable                                    (13,124)      (19,226)
     Accrued Interest                                       (308)       (2,080)
     Other Accrued Expenses                              100,015       108,700
     Accounts Payable - Related Party                    (15,189)      (16,824)
     Tenant Security Deposits                              3,196         1,746
     Deferred Income                                      (3,571)       (3,571)
                                                      ----------   -----------

   Total Adjustments                                     181,198        84,894
                                                      ----------   -----------

  Net Cash - Operating Activities                        197,039       110,116
                                                      ----------   -----------

Investing Activities:
  Capital Expenditures                                  (104,045)      (59,720)
                                                      ----------   -----------

Financing Activities:
  Principal Payments on Mortgages                        (38,183)      (34,372)
  Cash Distributions to Partners                         (75,970)      (45,787)
                                                      ----------   -----------

  Net Cash - Financing Activities                       (114,153)      (80,159)
                                                      ----------   -----------

  Net [Decrease] in Cash and Cash Equivalents            (21,159)      (29,763)

Cash and Cash Equivalents - Beginning of Periods         458,782       535,546
                                                      ----------   -----------

  Cash and Cash Equivalents - End of Periods          $  437,623   $   505,783
                                                      ==========   ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the six months ended June 30, 1999 and 1998 was $229,157 and $232,329, respectively.

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

[B] Basis of Reporting

The balance sheet as of June 30, 1999, the statements of operations for the three and six months ended June 30, 1999 and 1998, the statement of partners' capital for the six months ended June 30, 1999, and the statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at June 30, 1999, and the results of its operations and cash flows for the three months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1998. (See, also, Preliminary Note on Index page).




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

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the low-90% range for the second quarter of 1999. As of August 9, 1999, there were 28 vacant apartments with 3 scheduled move-ins for August. 25 apartments were available for rent. Physical occupancy stands at 91.0%, with 92.0% of the apartments rented.

Rental income for the comparable periods ended June 30, 1999, showed increases as compared to the prior year, both for the three month periods, from $530,643 to $561,425 and the six month periods from $1,057,208 to $1,105,308. The increases were primarily attributable to the increased rental rates enjoyed by the Pavilion Apartments as well as a reduction in vacancies. Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities increased from $168,658 to $199,714 and from $333,970 to $397,103 for the comparable three and six month periods of 1998 and 1999 respectively. The increase resulted principally from increased expenditures for replacements and upgrades at the Pavilion as part of the anticipated $150,000 in additional improvements, upgrades and replacements undertaking at the Pavilion Apartments. Approximately $34,000 in replacements in excess of the 1998 amount has been incurred during the second quarter of 1999. In addition, capitalized expenditures of approximately $83,000 was spent on replacement of shower and tub enclosures, roof replacements, sidewalk replacements and miscellaneous interior replacements. The costs of these items was capitalized and will be amortized and expensed over the applicable number of years.

Selling, General and Administrative Expenses remained substantially unchanged from 1998 to 1999, reflecting $335,928 and $320,418 for the comparable six month periods and $162,724 and $162,446 for the comparable three month periods.

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

Principally as a result of the increase in Cost of Rental Income, Operating Income decreased for both comparable three and six month periods, to $122,338 and $235,520 from $127,973 and $246,059 for the comparable periods of 1998.

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

                                          FJS PROPERTIES FUND I, L.P.


Date: August 9, 1999                  By: /s/ Andrew C. Alson
                                         --------------------------------
                                         Andrew C. Alson
                                         (President and Chief Financial Officer)
                                         FJS Properties, Inc.
                                         General Partner