Form 10-Q
period 1999-09-30
FJS PROPERTIES FUND I LP
filed 1999-11-05
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                      --------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1999     Commission File Number 2-93980

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

                           Yes    X       No

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of November 5, 1999.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



Part I: FINANCIAL INFORMATION (See Preliminary Note Below)

Item 1:  Financial Statements

         Balance Sheets as of September 30, 1999 [Unaudited]
         and December 31, 1998....................................     1

         Statement of Operations for the three and nine months ended
         September 30, 1999 and 1998 [Unaudited]..................     2

         Statement of Partners' Capital for the nine months
         ended September 30, 1999 [Unaudited].....................     3

         Statements of Cash Flows for the nine months ended
         September 30, 1999 and 1998 [Unaudited]..................     4

         Notes to Financial Statements [Unaudited]................     5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................     6

Part III: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.........................     7

Signature.........................................................     8




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

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------

                                                      September 30, December 31,
                                                         1 9 9 9       1 9 9 8
                                                       [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                            $   296,847   $  458,782
  Cash - Escrow                                            228,730      148,617
  Cash - Security Deposits                                 126,267      125,397
  Other Current Assets                                      36,475       25,752
                                                       -----------   ----------

  Total Current Assets                                     688,319      758,548
                                                       -----------   ----------

Property Investment:
  Land                                                   2,296,804    2,296,804
  Buildings                                              6,569,125    6,569,125
  Furniture, Fixtures and Building Improvements          2,188,281    1,953,010
                                                       -----------   ----------

  Totals - At Cost                                      11,054,210   10,818,939
  Less: Accumulated Depreciation                        (4,985,601)  (4,772,099)
                                                       -----------   ----------

  Property Investment - Net                              6,068,609    6,046,840
                                                       -----------   ----------

Other Assets                                               255,324      271,341
                                                       -----------   ----------

  Total Assets                                         $ 7,012,252   $7,076,729
                                                       ===========   ==========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                     $    48,762   $   66,582
  Accrued Interest                                          37,957       38,371
  Other Accrued Expenses                                   157,193        6,826
  Accounts Payable - Related Party                           4,510       19,707
  Tenant Security Deposits                                 126,268      125,397
  Mortgage Payable - Current Portion                        83,043       77,641
  Deferred Income - Current Portion                          7,143        7,143
                                                       -----------   ----------

  Total Current Liabilities                                464,876      341,667
                                                       -----------   ----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                 4,581,555    4,644,938
  Deferred Income - Non-Current Portion                     19,643       25,000
                                                       -----------   ----------

  Total Long-Term Liabilities                            4,601,198    4,669,938
                                                       -----------   ----------

Partners' Capital:
  General Partner                                       (1,216,396)  (1,215,207)
  Limited Partners                                       3,162,574    3,280,331
                                                       -----------   ----------

  Total Partners' Capital                                1,946,178    2,065,124
                                                       -----------   ----------

  Total Liabilities and Partners' Capital              $ 7,012,252   $7,076,729
                                                       ===========   ==========

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                  Three months ended         Nine months ended
                                     September 30,             September 30,
                                     -------------             -------------
                                  1 9 9 9     1 9 9 8      1 9 9 9      1 9 9 8
                                  -------     -------      -------      -------

Rental Income                  $   524,992 $   508,072   $1,630,301  $1,565,280
Cost of Rental Income              204,560     158,170      601,664     492,141
                               ----------- -----------   ----------  ----------

  Gross Profit                     320,432     349,902    1,028,637   1,073,139
                               ----------- -----------   ----------  ----------

Expenses:
  Selling, General and
   Administrative Expenses         190,155     184,573      510,573     520,501
  Depreciation and Amortization     79,542      71,851      231,808     213,102
                               ----------- -----------   ----------  ----------

  Total Expenses                   269,697     256,424      742,381     733,603
                               ----------- -----------   ----------  ----------

  Operating Income                  50,735      93,478      286,256     339,536
                               ----------- -----------   ----------  ----------

Other [Income] and Expenses:
  Interest Income                   (4,215)     (6,241)     (13,386)    (19,224)
  Interest Expense                 113,766     115,709      342,617     346,629
  Other Expense                         --          --           --       2,900
                               ----------- -----------   ----------  ----------

  Other Expenses - Net             109,551     109,468      329,231     330,305
                               ----------- -----------   ----------  ----------

  Net [Loss] Income            $   (58,816)$   (15,990)  $  (42,975) $    9,231
                               =========== ===========   ==========  ==========

  [Loss] Income Per Limited
   Partnership Unit            $     (3.47)$     (0.94)  $    (2.53) $     0.54
                               =========== ===========   ==========  ==========

  Distributions Per Limited
   Partnership Unit            $        -- $      2.62   $     4.48  $     5.32
                               =========== ===========   ==========  ==========

  Weighted Average Number
   of Limited Partnership
   Units Outstanding                16,788      16,788       16,788      16,788
                               =========== ===========   ==========  ==========


See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                        Total
                                             General     Limited      Partners'
                                             Partner    Partners       Capital

Partners' Capital - December 31, 1998     $(1,215,207) $ 3,280,331   $2,065,124

  Net [Loss] for the nine months
   ended September 30, 1999                     (429)      (42,546)     (42,975)

  Distributions to Partners                     (760)      (75,211)     (75,971)
                                          ----------   -----------   ----------

  Partners' Capital - September 30, 1999
   [Unaudited]                            $(1,216,396) $ 3,162,574   $1,946,178
                                          ===========  ===========   ==========



See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Nine months ended
                                                             September 30,
                                                          1 9 9 9      1 9 9 8
                                                          -------      -------
Operating Activities:
  Net [Loss] Income                                    $   (42,975)  $    9,231
                                                       -----------   ----------
  Adjustments to Reconcile Net [Loss] Income to
   Net Cash Provided by Operating Activities:
   Depreciation                                            213,502      194,796
   Amortization                                             18,306       18,306

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Escrow                                                (80,112)    (173,118)
     Security Deposits                                        (871)        (704)
     Other Current Assets                                  (10,722)      (9,378)
     Other Assets                                           (2,289)      (4,757)

   Increase [Decrease] in:
     Accounts Payable                                      (17,820)     (24,447)
     Accrued Interest                                         (414)      (2,219)
     Other Accrued Expenses                                150,366      163,111
     Accounts Payable - Related Party                      (15,197)     (21,402)
     Tenant Security Deposits                                  871          704
     Deferred Income                                        (5,357)      (5,357)
                                                       -----------   ----------

   Total Adjustments                                       250,263      135,535
                                                       -----------   ----------

  Net Cash - Operating Activities                          207,288      144,766
                                                       -----------   ----------

Investing Activities:
  Capital Expenditures                                    (235,271)     (89,834)
                                                       -----------   ----------

Financing Activities:
  Principal Payments on Mortgages                          (57,981)     (52,194)
  Cash Distributions to Partners                           (75,971)     (90,215)
                                                       -----------   ----------

  Net Cash - Financing Activities                         (133,952)    (142,409)
                                                       -----------   ----------

  Net [Decrease] in Cash and Cash Equivalents             (161,935)     (87,477)

Cash and Cash Equivalents - Beginning of Periods           458,782      535,546
                                                       -----------   ----------

  Cash and Cash Equivalents - End of Periods           $   296,847   $  448,069
                                                       ===========   ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest during the nine months ended September 30, 1999 and 1998 was $343,031 and $348,847 respectively.

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

[B] Basis of Reporting

The balance sheet as of September 30, 1999, the statements of operations for the three and nine months ended September 30, 1999 and 1998, the statement of partners' capital for the nine months ended September 30, 1999, and the statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at September 30, 1999, and the results of its operations and cash flows for the three months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1998. (See, also, Preliminary Note on Index page).



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

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the low-90% range for the third quarter of 1999. As of November 2, 1999, there were 19 vacant apartments with 4 scheduled move-ins for November. 15 apartments were available for rent. Physical occupancy stands at 94%, with 95% of the apartments rented.

Rental income for the comparable periods ended September 30, 1999, showed increases as compared to the prior year, both for the three month periods, from $508,072 to $524,992 and the nine month periods from $1,565,280 to $1,630,301.
The increases were primarily attributable to the increased rental rates enjoyed by the Pavilion Apartments. The project saw a decrease in vacancies for the nine month period, but showed a small increase in vacancies for the three month period as compared to the prior year. Cost of Rental Income, consisting mainly of real estate taxes, repairs and maintenance and utilities increased from $158,170 to $204,560 and from $492,141 to $601,664 for the comparable three and nine month periods of 1998 and 1999 respectively. The increase resulted principally from increased expenses for replacements and upgrades at the Pavilion. Approximately $31,500 of replacements in excess of the 1998 amount was incurred during the third quarter of 1999.

In addition, capitalized expenditures of approximately $131,200 was spent on replacement of shower and tub enclosures, roof replacements, sidewalk replacements, sewer line replacement and miscellaneous interior replacements during the third quarter of 1999, and an aggregate of approximately $235,271 has been spent during the first nine months of 1999. The costs of these items were capitalized and will be amortized and expensed over the applicable number of years.

Selling, General and Administrative Expenses remained substantially unchanged from 1998 to 1999, reflecting $520,501 and $510,573 for the comparable nine month periods and $184,573 and $190,155 for the comparable three month periods.

The Other Expense item of $2,900 under Other Income and Expenses for 1998, reflects the net cost to the Partnership of fees and expenses in connection with the tender offer completed by an unaffiliated third party in December 1997. Transfer fees of $10,300 were received and administrative and legal fees of $13,200 were expensed during the first quarter of 1999, in connection with the review of the documents and preparation of legal filings required to be made by the Partnership. This was a non-recurring income and expense and was not duplicated during the first quarter of 1999.

Principally as a result of the increase in Cost of Rental Income, Operating Income decreased for both the three and nine month periods, to $50,735 and $286,256 from $93,478 and $339,536 for the comparable periods of 1998.

INFLATION

As of the present date, inflation has not had a major impact on the operations of the Partnership.

PART II - OTHER INFORMATION
------------------------------------------------------------------------------




Item 6. Exhibits and Reports on Form 8-K

[a] Exhibits as required by Item 601 of Regulation S-K:

None Required

[b] Reports on From 8-K:

None filed during the quarter for which this report is submitted.

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FJS PROPERTIES FUND I, L.P.




Date: November 5, 1999               By: /s/ Andrew C. Alson
                                         --------------------
                                         Andrew C. Alson
                                         (President and Chief Financial Officer)
                                         FJS Properties, Inc.
                                         General Partner