Form 10-K
period 1999-12-31
FJS PROPERTIES FUND I LP
filed 2000-03-27
CIK 756435

FORM 10-K

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

        |X| ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                     OR
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to
              _________.

                       Commission File number 0-15755
                                              -------

                         FJS PROPERTIES FUND I, L.P.
                       -------------------------------
           (Exact name of registrant as specified in its charter)

                      Delaware                       13-3252067
                    ------------                    --------------
             (State of other jurisdiction of      (I.R.S. Employer
            incorporation or organization)        Identification No.)

               264 Route 537 East,  Colts Neck,  NJ 07722
               ------------------------------------------
           (Address of principalexecutive offices) (Zip Code)

       Registrant's telephone number, including area code 732-542-9209
                                                          ------------

    Securities registered pursuant to Section 12(b) of the Exchange Act:


   Title of each class     Name of each exchange on which registered
           NONE                              N/A
           -----                           --------

    Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Units of Limited Partnership Interest
                    -------------------------------------
                              (Title of Class)

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

Documents Incorporated by Reference

Prospectus of Registrant, dated June 10, 1985, as supplemented by Supplement dated November 7, 1985, filed pursuant to Rule 424 under the Securities Act of 1933. Annual Report on Form 10-K of Registrant for the fiscal years ended December 31, 1986 through December 31, 1998, filed pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, but each only to the extent expressly incorporated by reference in Parts I, II and III. Forms 8-K and 8-K/A filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on December 13, 1999, and December 23, 1999, respectively.

                                 PART I

Item 1. Business

        Registrant is a Delaware limited partnership formed as of October 5, 1984. FJS Properties, Inc., a Delaware corporation and an affiliate of First Jersey Securities, Inc. ("First Jersey" or the "Underwriter"), is the general partner ("General Partner") of the Registrant.

        Reference is made to the Prospectus (the "Prospectus") of Registrant dated June 10, 1985, as supplemented by a Supplement (the "Supplement"), dated November 7, 1985, which have been filed pursuant to rule 424 under the Securities Act of 1933, as amended, each of which is incorporated herein by reference. The Prospectus was filed as part of Registrant's Registration State ment on Form S-11, pursuant to which 100,000 Units of Limited Partnership Interest (the "Units") were registered. On May 1, 1986, the sole closing of the Units, the Registrant received $8,391,500 in Gross Proceeds from the sale of 16,783 Units to investors. Registrant paid $671,320 in underwriting commissions to First Jersey and a total of $419,575 in organization and offering expenses to the General Partner.

        Registrant owns and operates one 312 unit garden apartment complex, the Pavilion Apartments ("Pavilion"), located in West Palm Beach, Florida. The description of the acquisition is set forth in the Prospectus under "Property Acquisitions" and is incorporated herein by reference. Registrant will not invest in or acquire any other properties.

        For the years ended December 31, 1999, 1998 and 1997, revenues from Pavilion accounted for approximately 99.4%, 98.4%, and 98.7% respectively of Registrant's gross revenues.

Competition

        The real estate business is highly competitive and Pavilion has active competition from similar properties in the vicinity. Registrant will also experience competition for potential buyers at such time as it seeks to sell Pavilion.

Employees

        Services are performed by Registrant's employees at Pavilion by ten full-time and one part-time on site personnel. The personnel are under the direct supervision of a local unaffiliated management company which in turn is supervised by the General Partner. Salaries for such on-site personnel are paid by Registrant or by the local unaffiliated management company from fees received from Registrant. The General Partner also provides certain supervisory property management services to Registrant under a management agreement.

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


        The Revenue Act of 1987 adopted provisions which have an adverse impact on in vestors in a "publicly traded partnership." A "publicly traded partnership" is a partnership whose interests are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof). If the Partnership were classified as such, (i) it may be taxed as a corporation, (ii) qualified plans and other entities exempt from taxation acquiring interests in the Partnership after December 17, 1987 would have to treat income derived from the Partnership as unrelated business income, with the result that the limited partnership interests would be less attractive to tax-exempt investors (and therefore could be less marketable) or (iii) income derived from an investment in the Partnership would be treated as other than passive income, in which case losses from the Partnership could only be offset by income from the same partnership. The IRS has established alternative safe harbors that allow interests in a partnership to be transferred or redeemed in certain circumstances without causing the partnership to be characterized a "publicly traded partnership." Interests in the Partnership are not listed or quoted for trading on an established securities exchange. However, it is possible that transfers of interests could occur in a secondary market in sufficient amount and frequency to cause the Partnership to be treated as a "publicly traded partnership." The Partnership has adopted a policy of prohibiting transfers in secondary market transactions unless, notwithstanding such transfers, the Partnership will satisfy at least one of the safe harbors. Such a restriction could impair the ability of an investor to liquidate its investment quickly. It is anticipated that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 permits the Partnership to lessen the scope of these restrictions. The General Partner, if so authorized, will take such steps as are necessary, if any, to prevent the reclassification of the Partnership as a "publicly traded partnership."

Item 2.  Properties
         ----------

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

          Pavilion, constructed in 1972, is located on a 15 acre tract and consists of 312 apartment units containing 286,500 square feet of rentable area in 11 low-rise buildings. Rental units are available in one, two and three bedroom plans. There are 108 one-bedroom apartments, 44 two- bedroom apartments with one bath, 116 two-bedroom apartments with two baths, and 44 three- bedroom apartments. Ground amenities include a heated swimming pool, lighted tennis courts, basketball and shuffle-board courts, and a clubhouse with game room, saunas, lounge and outdoor barbecues. An equipped children's playground is also provided.

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


                           Unit Size1     Monthly Rent2
                            1 BR/1B         $549/$569
                            2 BR/1B         $649/$669
                            2 BR/2B         $669/$689
                            3 BR/2B         $769/$789


        In the opinion of the management of Registrant, the Project is adequately covered by insurance.

        First Mortgage: The existing first mortgage affecting the Project is held of record by Greenwich Capital Financial Products, Inc., and serviced by Bank United of Texas FSB, Houston, Texas. As of December 31, 1999, the mortgage had an unpaid principal balance of approximately $4,644,938. This mortgage was closed on March 31, 1994, and refinanced the former first mortgage held by The Bank of Tokyo. At that time, a new loan secured by a first mortgage on the project was obtained from the Long Beach Bank, FSB, Orange, California, in the amount of $5,000,000. This

--------
1BR = Bedroom; B = Bathroom
2Range of rents/unit's rent varies depending on location of unit in the Project.

loan provides for a term of ten (10) years with an interest rate of 9.75% per annum. The loan is repayable in equal monthly installments of $44,556.87 for principal and interest, with a balloon payment due in March 2004. At maturity a balance of approximately $4,215,000 will be due. The loan requires deposits with the lender for real estate taxes, insurance premiums, a debt service reserve of one month's payment, as well as deposits for replacement reserves for the project. These deposits are held in interest bearing accounts for the benefit of Registrant. The loan was not prepayable during the first five years of its term, and thereafter is prepayable with payment of a penalty based upon a "rate protection" formula for the lender. The loan requires consent of the holder to the transfer or sale of the Pavilion Apartments and to certain transfers of ownership interests in Registrant. For the complete terms and provisions of this loan see Exhibits 10(m) through 10(s).

        The following table sets forth the components of the Pavilion Apartments upon which depreciation, for Federal Tax purposes, is taken:


       Item             Tax Basis     Rate         Method         Life
       ----             ---------     ----         ------         ----
Building               $6,897,424    4% - 5%         ACRS            18 yrs
Improvements             $528,798     Fully           SL             10 yrs
                                   Depreciated
Improvements             $224,322      3.6%          MACRS         27.5 yrs
Improvements             $124,430  1.6% - 2.8%       MACRS         27.5 yrs
Improvements             $157,938  0.2% - 1.3%       MACRS         27.5 yrs
Furniture/Fixtures     $1,048,378     Fully          ACRS             5 yrs
                                   Depreciated
Furniture/Fixtures         $6,635     Fully          MACRS            7 yrs
                                   Depreciated
Furniture/Fixtures        $10,905      8.9%          MACRS            7 yrs
Furniture/Fixtures        $10,336     12.5%          MACRS            7 yrs
Furniture/Fixtures        $65,649     19.2%          MACRS            5 yrs
Furniture/Fixtures       $117,749     32.0%          MACRS            5 yrs
Furniture/Fixtures       $140,787     20.0%          MACRS            5 yrs

        Ad Valorem Real Estate taxes for the 1999 calendar year were in the amount of $162,571.50 which was based upon an assessed valuation of $6,500,000 and the following millage rates:


      Taxing Authority:               Millage
                                       rate:
County                                4.6000
School State                          5.9620
School Local                          2.6250
City of West Palm Beach               8.3129
So Fl Water Management Dist.          0.5970
Children's Services Council           0.4696
F.I.N.D.                              0.0440
PBC Health Care District              0.9750
Everglades Construction Project       0.1000
County - Debt                         0.3456
School - Debt                         0.4560
City of West Palm Beach - Debt        0.5239
                        Total:       25.0110


        In addition a non-advalorem assessment of $17,723.30 was levied by the Solid Waste Authority against the Pavilion. The aggregate tax of $180,294.80 was paid in the discounted amount of $173,083.01 in December 1999.

Item 3.  Legal Proceedings
         -----------------

        There are no material legal proceedings pending against or involving Registrant or Pavilion.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

        No matters were submitted to a vote of security holders during the 1999 calendar year.

                                PART II

Item 5.  Market for Registrant's Securities and Related Security Holder Matters
        -----------------------------------------------------------------------

        Units of the Registrant are not publicly traded nor is it anticipated that a public trading market will develop for the Units. On and as of December 31, 1997, beneficial interests in an aggregate of 1,843 Units were acquired from the unaffiliated holders thereof, by three third parties at a price of $75 per Unit, pursuant to a tender offer filed with the Securities and Exchange Commission. As of March 15, 2000, there were approximately 674 holders owning an aggregate of 16,788 Units. The General Partner has established a policy of limiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, the Partnership will satisfy one or more applicable safe harbors prescribed by the Internal Revenue Service to avoid having the Partnership classified as a publicly traded partnership which could have adverse tax effects on limited partners. In order to comply with the safe harbor provisions, the transfer of Units may be restricted.

        There were no distributions per Unit of Registrant during the 1985 fiscal year. The Registrant distributed $3.01 per Unit for the 1986 fiscal year, $4.63 per Unit for 1987, $6.59 per Unit for 1988, $14.72 per Unit for 1989,
$7.75 per Unit for 1990, and $1.97 per Unit for the first quarter of 1991. There were no distributions made for the second, third or fourth quarters of 1991, for 1992, or for 1993. Distributions aggregating $5.19 and $5.64 per Unit were distributed for 1994 and 1995 respectively, and a distribution of $1.54 was made for the first quarter of 1996. No distributions were made for the remaining quarters of 1996, during which period all available cash flow was utilized for work being done on the Pavilion Apartments. Distributions of $1.30, $2.40 and $1.83 were made for the first three quarters of 1997 respectively. No distribution was made for the fourth quarter of 1997 as all available cash flow was utilized for capital improvements at the Pavilion Apartments. Distributions of $2.70, $2.62, $0.91 and $2.19 (disbursed in February 1999) were made for the respective quarters of 1998. A distribution of $2.29 per Unit was made in May 1999, for the first quarter of 1999. No distributions were made for the second, third or fourth quarters of 1999, during which period all available cash flow was utilized for capital improvements at the Pavilion Apartments.

        There are no material legal restrictions set forth in Registrant's Limited Partnership Agreement, annexed to the Prospectus as Exhibit A thereto ("Partnership Agreement"), upon Reg istrant's present or future ability to make distributions.

Item 6.   Selected Financial Information
          ------------------------------

        The information set forth below presents selected financial data of Registrant. Additional financial information is set forth in the audited financial statements and footnotes contained herein.

                              Years Ended
                              December 31,

                           1999      1998         1997       1996        1995
                           ----      ----         ----       ----        ----
  Total Assets         $6,910,861 $7,076,729  $7,258,818 $7,448,953  $7,756,871
  Mortgage Note Payable$4,644,938 $4,722,579  $4,793,033 $4,856,968  $4,914,986
  Rental Revenue       $2,189,322 $2,081,901  $2,040,543 $1,852,877  $1,841,892
  Interest Expense -     $456,410   $463,687    $470,769   $476,199    $481,611
  Mortgages
  Net Profit [Loss]     ($50,566)    $34,952   ($50,582) ($270,996)  ($121,682)
  Net Cash Provided by   $335,890   $233,979    $280,140    $51,495    $116,822
  Operating Activities
  Net Cash [Used] in   ($423,155) ($134,645)   ($80,481)  ($10,336)    ($2,687)
  Investing Activities -
  Capital Expenditures
  Net Cash [Used] in   ($153,611) ($176,098)  ($157,710)  ($89,899)  ($146,425)
  Financing Activities
  Profit (Loss) Per       ($2.98)      $2.06     ($2.98)   ($15.98)     ($7.18)
  Limited Partnership
  Unit

  Distributions Per         $4.48      $6.23       $5.53      $1.88       $5.53
  Limited Partnership
  Unit

  Weighted Average         16,788     16,788      16,788     16,788      16,788
  Number of Limited
  Partnership Units
  Outstanding

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
         ---------------------------------------------------------------------

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

            Registrant anticipates that cash flow from Pavilion should be sufficient to permit the Partnership to make the monthly payments on the first mortgage due prior to maturity and to meet Registrant's monthly operating expenses, however, should there be a significant decrease in Pavilion's occupancy or rental rates, or should there be a significant increase in capital repair/replacement requirements that can be funded from available cash flow and current reserves, there can be no assurance that Registrant would be able to obtain sufficient funds to make such payments.

            Registrant distributed $3.01 per Unit for the 1986 fiscal year, $4.63 per Unit for 1987, $6.59 per Unit for 1988, $14.72 per Unit for 1989,
$7.75 per Unit for 1990, and $1.97 per Unit for the first quarter of 1991. There were no distributions made for the second, third or fourth quarters of 1991, for 1992, or for 1993. Distributions aggregating $5.19 and $5.64 per Unit were made for 1994 and 1995 respectively, and a distribution of $1.54 was made for the first quarter of 1996. No distributions were made for the remaining quarters of 1996. The reduction in distributions in the years from 1989 through 1991, resulted from decreasing interest rates and the reduced occupancy levels which the Pavilion Apartments experienced. When there was cash flow available for distribution during 1992 and 1993, no distributions were made to retain available cash which might be required for use in connection with the refinancing of the existing first mortgage. During the last three quarters of 1996 all available cash flow was utilized for work being done on the Pavilion Apartments. Distributions of $1.30, $2.40 and $1.83 were made for the first three quarters of 1997 respectively. No distribution was made for the fourth quarter of 1997 as all available cash flow was utilized for capital improvements at the Pavilion Apartments. Distributions of $2.70, $2.62, $0.91 and $2.19 (disbursed in February 1999) were made for the respective quarters of 1998.(See "Operations - 1998 Fiscal Year" below). A distribution of $2.29 was disbursed in May 1999, for the first quarter of the year. No distributions were made for the subsequent quarters as all cash flow was utilized for capital improvements at the Pavilion Apartments. (See "Operations - 1999 Fiscal Year" below).

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

1999 Fiscal Year

            Rental Revenue for the year ended December 31, 1999, was $2,189,322 as compared with $2,081,901 for the 1998 calendar year. The increase in income in 1999 reflected increased rental rates for apartments at the project as well as reduced vacancies and rental allowances, which while in a reduced amount, were still being utilized to attracted tenants to the Pavilion. Occupancy rates at the project held in the low to mid 90% range for the 1999 year. As of February 29, 2000, the Pavilion Apartments had 12 apartments out of 312 available for rent. These 12 apartments represent 10 of nineteen presently vacant apartments and 2 additional apartments where the tenants have given notice of their intent to vacate. Eight of the vacant apartments have already been rented, while the remaining vacant unit is the model apartment. The nineteen apartments presently vacant equates to a physical occupancy of 93.9%.

            Operating Expenses, consisting mainly of real estate taxes, repairs and maintenance and utilities, increased in 1999 to $716,919 as compared to the 1998 cost of $625,402. This increase reflected increases in amounts spent on Replacements, Repairs and Maintenance, as well as increased costs for Water and Sewer and Landscaping. These were offset somewhat by a decrease in Real Estate Taxes as a result of a reduced assessed valuation of the project.

            General and Administrative Expenses for 1999 increased to $752,824 from $689,444 in 1998. This increase resulted from increases in court costs and eviction expenses as well as increased costs for security services.

Capital Improvements and Replacements

            During 1999, in addition to items which were expensed under Cost of Rental Income, substantial sums were spent on capital improvements, upgrades and replacements at the Pavilion Apartments. Among these items were the following:


                                                            Aggregate
                                    Item                 Expenditures
Furniture & Fixtures
                      Carpeting                               $95,877
                      Copy Machine                             $2,332
                      Security Cameras                         $1,393
                      Stoves/Refrigerators/Dishwashers        $41,185
                                                              -------
                                                Total:       $140,787
                                                             --------

Building Improvements
                      Aluminum Roof Coating                   $21,935
                      Bathroom Tile Replacements             $140,933
                      Counter Tops                            $16,514
                      Entrance Gates                           $6,480
                      Miscellaneous Interior Improvements     $26,538
                      Parking Lot                              $4,785
                      Roof Repairs                            $38,228
                      Sewer Replacement                       $22,647
                      Sidewalk Replacements                    $4,308
                                                             --------
                                                Total:       $282,368
                                                             --------

                   Aggregate 1999 Capital Expenditures       $423,155
                                                             ========

            Funds for these expenditures were provided from Cash Flow from the Pavilion Apartments for the last three quarters of the year and from cash reserves on hand.

Future Capital Improvement and Replacements

            It is anticipated that substantial additional funds will be expended for capital improvements during 2000 and subsequent years in order to keep the Pavilion Apartments competitive in the rental market. Funds for such items may be provided from sources such as Partnership cash reserves and cash flow from the Pavilion Apartments. To the extent these sources are insufficient to complete work which may be required, the Partnership may be forced to explore outside sources of financing. There can be no assurance that sufficient financing can be obtained to complete such work, and the Pavilion Apartments' ability to compete in the rental market may be adversely affected.

            In addition to regular ongoing replacements of items such as carpeting and appliances, other major capital items which may be required to be completed during the next few years, include but may not be limited to the following:


                                        Estimated
                                        Potential
               Project                      Costs
Roof Replacements - all buildings        $500,000
Asphalt Overlay for parking Lots         $105,000
Shower Tile & Pan Replacements           $145,000
Sprinkler System Replacement              $55,000


1998 Fiscal Year

            Rental Revenue for the year ended December 31, 1998, was $2,081,901 as compared with $2,040,543 for the 1997 calendar year. The increase in income in 1998 reflected increased rental rates for apartments at the project as reduced by slightly increased vacancies at the property. Rental allowances, were still being utilized to attracted tenants to the Pavilion, and were in substantially the same amounts as experienced in the prior year. Occupancy rates at the project held in the low to mid 90% range for the 1998 year. As of March 15, 1999, the Pavilion Apartments had sixteen apartments out of 312 available for rent. These sixteen apartments represent seven of nine presently vacant apartments and nine additional apartments where the tenants have given notice of their intent to vacate. Two of the vacant apartments have already been rented. The nine apartments presently vacant equates to a physical occupancy of 97.1%.

            Operating Expenses, consisting mainly of real estate taxes, repairs and maintenance and utilities, decreased in 1998 to $625,402 as compared to the 1997 cost of $665,541. This decrease principally reflected reductions in Real Estate Taxes as a result of a reduced assessed valuation of the project, as well as a reduction in replacements at the Pavilion.

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

YEAR 2000 ISSUES

            Registrant experienced no negative operational consequences of Year 2000 issues.

Item 8.  Financial Statements and Supplementary Data

                      FJS Properties Fund I, L.P.

                          Financial Statements



                                 INDEX

                                                                   Page
                                                                 Number

Report of Independent Certified Public Accountants....................14

Financial statements

     Balance Sheets as of December 31, 1999 and 1998..................15

     Statements of Operations for the years ended
               December 31, 1999, 1998 and 1997.......................16

     Statements of Partners' Capital [Deficit] for the years ended
               December 31, 1999, 1998 and 1997.......................17

     Statements of Cash Flows for the years ended
               December 31, 1999, 1998 and  1997 .....................18

     Notes To Financial Statements ................................19-23

Report of Independent Certified Public Accountants
               on Supplementary Financial Information.................24

Real Estate and Accumulated Depreciation..............................25

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of FJS Properties Fund I, L.P.

We have audited the accompanying balance sheets of FJS Properties Fund I, LP as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FJS Properties Fund I, LP as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                         BUCHBINDER TUNICK & COMPANY LLP

Boca Raton, Florida
February 24, 2000

                      FJS PROPERTIES FUND I, L.P.
                             Balance Sheets
                       December 31, 1999 and 1998


                                                          1999          1998
                                                          ----
                                 ASSETS
Current assets:
    Cash and cash equivalents                        $  217,906   $  458,782
    Cash - escrow                                       119,379      148,617
    Cash - security deposits                            132,748      125,397
    Other current assets                                 22,268       25,752
                                                     ----------     --------

         Total current assets                           492,301      758,548
                                                     ----------     --------

Property investment:
    Land                                              2,296,804    2,296,804
    Buildings                                         6,569,125    6,569,125
    Furniture, fixtures and improvements              2,376,165    1,953,010
                                                     ----------    ---------

         Totals - at cost                            11,242,094   10,818,939

    Less: accumulated depreciation                   (5,073,750)  (4,772,099)
                                                   ------------- ------------

    Property investment - net                         6,168,344    6,046,840
                                                   ------------  -----------

Other assets                                            250,216      271,341
                                                   ------------ ------------

         Total assets                              $  6,910,861 $  7,076,729
                                                   ============ ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
    Accounts payable                                $   108,403 $     66,582
    Accrued interest                                     37,740       38,371
    Other accrued expenses                                6,755        6,826
    Due to related party                                 16,689       19,707
    Tenant security deposits payable                    132,748      125,397
    Mortgage payable - current portion                   85,557       77,641
    Deferred income - current portion                     7,143        7,143
                                                       --------     --------

         Total current liabilities                      395,035      341,667
                                                       --------     --------

Long-term liabilities:
    Mortgage payable - non-current portion            4,559,381    4,644,938
    Deferred income - non-current portion                17,857       25,000
                                                      ---------    ---------

         Total long-term liabilities                  4,577,238    4,669,938
                                                    -----------  -----------

Partners' capital (deficit):
    General partner                                  (1,216,473)  (1,215,207)
    Limited partners                                  3,155,061    3,280,331
                                                   ------------ ------------

         Total partners' capital (deficit)            1,938,588    2,065,124
                                                   ------------ ------------

Total liabilities and partners' capital (deficit)  $  6,910,861 $  7,076,729
                                                   ============ ============

                   See notes to financial statements.

                      FJS PROPERTIES FUND I, L.P.
                        Statement of Operations
          For the years ended December 31, 1999, 1998 and 1997



                                                 1999        1998        1997
                                                 ----        ----        ----

Revenue:
   Rental                                 $ 2,189,322   $ 2,081,901 $ 2,040,543
   Interest                                    12,324        23,664      25,836
                                          -----------   ----------- -----------

     Total Revenue                          2,201,646     2,105,565   2,066,379
                                          -----------   ----------- -----------

Expenses:
   Operating                                  716,919       625,402     665,541
   General and administrative                 752,824       689,444     711,626
   Interest                                   456,410       463,687     470,769
   Depreciation and amortization              326,059       289,180     269,025
   Other                                         ---          2,900        ---
                                          ----------     ----------  -- -------

     Total expenses                         2,252,212     2,070,613   2,116,961
                                          -----------     ---------  ---------

Net income (loss)                         $  (50,566)   $    34,952  $  (50,582)
                                          ===========   ===========  ==========


Income (loss) per limited partnership unit$    (2.98)   $      2.06  $    (2.98)
                                          ===========   ===========  ==========

Distributions per limited partnership unit$     4.48    $      6.23  $     5.53
                                          ==========    ===========  ==========


Weighted average number of limited
 partnership units outstanding                16,788         16,788      16,788
                                          ==========    ===========  ==========


                   See notes to financial statements.

                      FJS PROPERTIES FUND I, L.P.
               Statements of Partners' Capital (Deficit)
          For the years ended December 31, 1999, 1998 and 1997

                                       General      Limited
                                       Partner     Partners       Total

Partners' capital (deficit)
   - December 31, 1996              $ (1,213,057) $3,493,233   $2,280,176

Net (loss) for the year ended
   December 31, 1997                        (506)    (50,076)     (50,582)

Distributions to Partners                   (938)    (92,837)     (93,775)
                                       ----------   ---------     --------

Partners' capital (deficit)
   - December 31, 1997                (1,214,501)  3,350,320    2,135,819

Net income for the year ended
   December 31, 1998                         350      34,602       34,952

Distributions to Partners                 (1,056)   (104,591)    (105,647)
                                       ----------   ---------    ---------

Partners' capital (deficit)
   - December 31, 1998                (1,215,207)   3,280,331   2,065,124

Net (loss) for the year ended
   December 31, 1999                        (506)     (50,060)    (50,566)

Distributions to Partners                   (760)     (75,210)    (75,970)
                                       ----------   ---------    ---------

Partners' capital (deficit)
   - December 31, 1999              $ (1,216,473) $ 3,155,061 $ 1,938,588
                                    ============= =========== ===========



                   See notes to financial statements.

                      FJS PROPERTIES FUND I, L.P.
                        Statements of Cash Flows
          For the years ended December 31, 1999, 1998 and 1997


                                                      1999      1998      1997
                                                      ----      ----      ----
Operating activities:
   Net income (loss)                            $(50,566)  $ 34,952 $ (50,582)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation                               301,651   264,772    244,617
      Amortization                                24,408    24,408     24,408
      Deferred income                             (7,143)   (7,143)    (7,143)
   Changes in assets and liabilities:
    Decrease (increase) in escrow                 29,238   (50,956)    85,214
    (Increase) in security deposits               (7,351)   (3,519)      (711)
    Decrease (increase) in other current assets    3,484    10,219    (34,541)
    (Increase) in other assets                    (3,283)   (4,954)    (6,420)
    Increase (decrease) in accounts payable
       and accrued expenses                       41,119   (30,888)    16,673
    (Decrease) increase in due to related party   (3,018)   (6,431)     7,914
    Increase in tenant security deposits payable   7,351      3,519       711
                                                  ------   -------- ---------

      Net cash provided
      by operating activities                    335,890   233,979    280,140
                                                --------   -------  ---------

Investing activities:
   Capital expenditures                        (423,155)  (134,645)   (80,481)
                                               ------------------------------

      Net cash (used in) investing activities  (423,155)  (134,645)   (80,481)
                                               ---------  -------------------

Financing activities:
   Principal payments on mortgages              (77,641)   (70,451)   (63,935)
   Cash distributions to Partners               (75,970)  (105,647)   (93,775)
                                               ---------  -------------------

      Net cash (used in) financing activities  (153,611)  (176,098)  (157,710)
                                               --------- ---------- ----------

Net (decrease) increase in cash
    and cash equivalents                       (240,876)   (76,764)    41,949

Cash and cash equivalents - beginning of year    458,782   535,546    493,597
                                               ---------   -------  ---------

Cash and cash equivalents - end of year         $217,906  $458,782  $ 535,546
                                                ========  ========  =========

Supplemental disclosure of cash flow information:
   Interest paid                                $457,043  $464,260  $ 470,790
                                                ========  ========  =========



                   See notes to financial statements.

                      FJS PROPERTIES FUND I, L.P.
                     Notes to Financial Statements
                    December 31, 1999, 1998 and 1997


Note 1 - Organization

      FJS  Properties  Fund I, LP  (the  "Partnership")  was  formed  under  the
      Delaware Revised Uniform Limited Partnership Act on October 5,1984. The Partnership owns and operates the Pavilion, a 312 unit garden apartment complex in West Palm Beach, Florida. The Partnership operates under one reportable segment.

Note 2 - Significant Accounting Policies

      Loan Acquisition Fees

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

      Property Investment and Depreciation

      Property, improvements, furniture, and equipment are carried at cost and depreciated over their estimated useful lives. The cost of maintenance and repairs are expensed as incurred, whereas significant betterments and renewals are capitalized. The Partnership depreciates buildings using the straight-line method over 30 years. Furniture and fixtures and improvements are depreciated using the straight-line method over periods from 3 to 10 years.

      Depreciation expense for the years ended December 31, 1999, 1998, and 1997 was $301,651, $264,772, and $244,617, respectively.

      For tax purposes, the Partnership depreciates residential real property using the 18 year accelerated depreciation method for property placed in service prior to May 8, 1985. In accordance with ongoing changes in the Internal Revenue Code, the Partnership will utilize the depreciation method, which, in the opinion of the Managing General Partner, will be the most beneficial to the Partnership.

      Revenue Recognition

      Rental, interest, and other income are recorded on the accrual method of accounting.

      Cash Equivalents

      The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                      FJS PROPERTIES FUND I, L.P.
               Notes to Financial Statements (Continued)
                    December 31, 1999, 1998 and 1997



      Concentration of Credit Risk

      Financial instruments that subject the Partnership to concentrations of credit risk include cash. The Partnership had amounts on deposit with financial institutions which are approximately $270,000, $454,000 and $471,000 in excess of the amounts insured for December 31, 1999, 1998 and 1997, respectively. The Partnership does not require collateral for financial instruments.

      Use of Estimates in the Preparation of Financial Statements
      -----------------------------------------------------------

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

      Advertising

      The Partnership expenses advertising cost as incurred. Advertising expense for the years ended December 31, 1999, 1998, and 1997 was $36,321, $36,773, and $36,063, respectively.

      Impairment

      Certain long-term assets of the Partnership, including property and furniture and fixtures, are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

                      FJS PROPERTIES FUND I, L.P.
               Notes to Financial Statements (Continued)
                    December 31, 1999, 1998 and 1997



Note 3 - Partnership Agreement

      Pursuant to the terms of the Partnership Agreement, which expires December 31, 2009, the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The Limited Partners are not liable for expenses, liabilities, or obligations of the Partnership beyond the amount of their contributed capital. In addition, adjusted cash from operations is allocated, after payment of the Partnership Management Fee to the Managing General Partner, 99% to the Limited Partners, and 1% to the General Partner.

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

Note 4 - Other Assets
      A summary of other assets is as follows:

                                                      1999         1998
      Cash in escrow - replacement reserves          $  124,183  $  120,900
      Loan acquisition fees - net of amortization
       of $139,847, and $115,439 at December
       31, 1999 and 1998, respectively                  104,248     128,656
      Deposits                                           21,785      21,785
                                                     ----------  ----------
                                                     $  250,216  $  217,341

Note 5 - Mortgage Payable

      The Partnership has a loan of $5,000,000 that is serviced by Bank United of Texas, that is collateralized by a first mortgage lien on the property and all personal property and income from the project. This loan is for a term of ten years with an interest rate of 9.75% per annum. The loan is repayable in equal monthly installments of $44,557 for principal and interest with a balloon payment due in ten years. The loan requires deposits with the lender for real estate taxes, insurance premiums, a debt service reserve of one month's payment, as well as deposits for replacement reserves for the project. These amounts are included in cash escrow and other assets on the balance sheet.

                      FJS PROPERTIES FUND I, L.P.
               Notes to Financial Statements (Continued)
                    December 31, 1999, 1998 and 1997



      At December 31, 1999 maturities of the mortgage payable are as follows:

      2000                                  $    85,557
      2001                                       94,282
      2002                                      103,897
      2003                                      114,492
      2004                                    4,246,710
                                             ----------

      Total mortgage payable                 $4,644,938
                                             ==========

      The fair value of the Partnership's mortgage payable, which is determined by discounting expected cash flows based on the Partnership's projected current incremental borrowing rate, is approximately equal to the current obligation.

Note 6 - Related Party Transactions

      The Managing General Partner, pursuant to the Partnership Agreement, has earned Property Management Fees of $107,540, $103,806, and $101,144 for the years ended December 31, 1999, 1998, and 1997, respectively, of which, $86,103, $83,045, and $80,915, respectively, was paid to an unaffiliated Florida based management company. These fees are based on a percentage of gross rental income as defined in the agreement.

      Also pursuant to the Partnership Agreement the Managing General Partner has earned Partnership Management Fees of $3,172, $6,673, and $3,912, for the years ended December 31, 1999, 1998, and 1997, respectively, which represents 4% of adjusted cash flow as defined in the agreement.

      Additionally, in accordance with provisions of the Partnership Agreement, the Partnership has agreed to pay to the Managing General Partner, administrative service fees. These fees amounted to $27,000 for the year ended December 31, 1999, and $24,000 in each of the years ended December 31, 1998 and 1997.

      The Managing General Partner received distributions from cash flows of $760, $1,056, and $938, during the years ended December 31, 1999, 1998, and 1997, respectively.

      In addition, the Managing General Partner received $9,000 in 1998 for additional administrative services.

                      FJS PROPERTIES FUND I, L.P.
               Notes to Financial Statements (Continued)
                    December 31, 1999, 1998 and 1997



Note 7 - Income Taxes

      The reconciliation of net income (loss) as reported in the statements of operations and as would be reported for tax purposes for the years ended December 31, 1999, 1998, and 1997, are as follows:

                                                December 31,
                                               ------------
                                        1999         1998         1997
                                       ------       ------       -----
Net income (loss) -
   statement of operations         $ (50,566)   $  34,952   $  (50,582)

Tax depreciation in excess
   of book depreciation              (67,099)     (71,010)     (60,049)
                                 ------------   ----------   ----------

Net (loss) for tax purposes       $ (117,665)   $ (36,058)  $ (110,631)
                                  ===========   ==========  ==========

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                 ON SUPPLEMENTARY FINANCIAL INFORMATION


To the Partners of
FJS Properties Fund I, LP

We have audited the financial statements of FJS Properties Fund I, LP as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 24, 2000. Our audits also included the financial statement Schedule III of FJS Properties Fund I. LP. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         BUCHBINDER TUNICK & COMPANY LLP

Boca Raton, Florida
February 24, 2000

                       FJS PROPERTIES FUND I, LP
        Schedule III - Real Estate and Accumulated Depreciation


                                         Initial Cost to Partnership

                                                                  Costs
                                                 Buildings,    Capitalized
                                                 Furniture,    Subsequent
                                                  Fixtures,   to Acquisition
                                                     and
    Description      Encumbrances      Land     Improvements  Improvements
------------------- -------------- ------------ ------------- -------------

Pavilion Apartments
 West Palm Beach,
      Florida        $ 4,644,938   $ 2,296,804   $ 7,196,789   $ 1,748,501
                     ===========   ===========   ===========   ===========



                        Gross Amount at Which
                     Carried at Close of Period

                   ----------

                                                                                       Life on
                                                                                        Which
                                                                                     Depreciation
                               Buildings,                           Year              in Latest
                               Furniture,                            of                Income
                              Fixtures, and (1) (2)   Accumulated Construc-  Date    Statement is
   Description        Land    Improvements   Total    Depreciation  tion   Acquired   Computed
------------------ ---------- ----------------------- ----------- ------------------ -----------
Pavilion Apartments
West Palm Beach,
Florida            $2,296,804   $8,945,290$11,242,094  $5,073,750   1972     1/85     3-30 yrs
                   ==========   ==========

(1) The aggregate cost for federal income tax purposes is $9,333,351.
(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 1999, 1998, and 1997 is as follows:



                             Cost as of December 31,

                                 1999          1998          1997
                            ---------------------------- -------------
Balance at beginning of year  $ 10,818,939  $ 10,684,294  $ 10,603,813
Improvements                       423,155       134,645        80,481
                              ------------  ------------  ------------


Balance at end of year        $ 11,242,094  $ 10,818,939  $ 10,684,294
                              ============  ============  ============

 (3) A reconciliation of accumulated depreciation for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                     Cost as of December 31,

                                 1999          1998          1997
                            ---------------------------- -------------
Balance at beginning of year   $ 4,772,099   $ 4,507,327   $ 4,262,710
Expense                            301,651       264,772       244,617
                               -----------   -----------   -----------

Balance at end of year         $ 5,073,750   $ 4,772,099   $ 4,507,327
                               ===========   ===========   ===========
See independent accountants' report on supplementary financial information.

Item 9.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

On December 13, 1999, by mutual agreement, Registrant and Moore Stephens P.C. ("Moore Stephens") agreed to the replacement of Moore Stephens as Registrant's independent accountants for the audit of Registrant's financial statements. Registrant was previously advised by the staff of the Securities and Exchange Commission (the "Commission") that in the staff's opinion, Moore Stephens may not be independent of the Partnership, as required by law, in that a member of the audit firm had a relationship with an entity which is a holder of Registrant's Limited Partnership Interests. Neither the Staff letter, nor any other information available to Registrant indicated that there was any inaccuracy in the "audited" financial statements. The staff further advised that for this reason, Registrant's financial statements for the three years ended December 31, 1998, are considered by the staff to be unaudited. Moore Stephens had advised Registrant that it disagrees with the staff's position and believes that it was at all times independent with respect to Registrant's audits. Excluding this issue, the staff has not alleged any inaccuracies in Registrant's financial statements.

            Registrant filed a Form 8-K on December 13, 1999, and a Form 8-K/A on December 23, 1999 - both with reference to the Registrant's change of independent accountants/independent auditors. Reference is hereby made to these Forms 8-K and 8-K/A for further information regarding this change.

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


NAME                       AGE     OFFICES HELD              SERVED AS AN
                                                             OFFICER AND/OR
                                                             DIRECTOR SINCE
A Andrew C. Alson           54     President and Director             1/85
Lawrence E. Bathgate II     60     Director                          10/84

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

            Other controlling individuals:

            On August 7, 1995, Robert E. Brennan, the owner of 80% of the common stock of the General Partner filed a voluntary petition for relief in the United States Bankruptcy Court for the District of New Jersey under Chapter 11 of the Bankruptcy Code.

            On June 10, 1997, United States Bankruptcy Judge Kathryn C. Ferguson appointed Donald F. Conway, C.P.A. as the Trustee in the Chapter 11 Bankruptcy Proceeding involving Robert E. Brennan as Debtor, pending in the United States Bankruptcy Court for the District of New Jersey (Case No 95-35502).

            By virtue of his appointment as Trustee, Mr. Conway is empowered to vote (and with the approval of the Court), to sell Mr. Brennan's Common Stock and to direct the disposition of the sale proceeds. As a result Mr. Conway, in his capacity as Trustee, may be deemed the beneficial owner of such shares and a controlling person of FJS Properties, Inc. and Registrant.

            Mr. Conway, age 59, is currently and since 1995 has been a principal of Druker, Rahl & Fein, Business Consultants and Certified Public Accountants, with offices in Princeton, New Jersey. From 1988 until 1995, Mr. Conway was the Senior Manager of the Insolvency and Reorganization and Sports and Entertainment practice of Withum, Smith & Brown, a Princeton, New Jersey certified public accounting firm.


Compliance with Section 16(a) of the Exchange Act
            Based solely upon a review of Forms 3 and 4 (17 CFR 249.103 and 249.104) and any amendments thereto furnished to Registrant under Rule 16a-3(d) (17 CFR 240.16a-3(e) or written representations received by Registrant that no Forms 5 were required, Registrant believes that other than as hereinafter noted there were no officers, directors or beneficial owners of more than 10% of any class of equity securities of Registrant registered pursuant to Section 12, that failed to file on a timely basis any reports required by Section 16(a) during the most recent fiscal years. As noted above, as of June 10, 1997, Donald F. Conway may be deemed a beneficial owner of 80% of the general partner of Registrant and a controlling person of FJS Properties, Inc. and Registrant. Mr. Conway has advised that no filings were required for a one year period after such appointment, and it would appear that a filing was required to have been made in June 1998. Registrant has not been advised of any filings by Mr. Conway as of March 15, 2000.

Item 11.  Executive Compensation

            The Registrant is not required to pay and did not pay any remuneration to the officers and directors of the General Partner. See Item 12, "Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

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

                Ownership of more than 5% of Registrant:

(1) Title of Class     (2) Name and      (3) Amount and   (4) Percent of Class
                        Address of     nature of Beneficial
                     Beneficial Owner      Ownership
                     ----------------      ---------          ------------
 Units of Limited    The Family Trust  1,558 Units - legal      9.28%
   Partnership       340 North Avenue    and beneficial
                    Cranford, NJ 07016       owner

            As of March 1, 2000, Robert E. Brennan, Chapter 11 Debtor and Lawrence E. Bathgate, II were the sole shareholders of the common stock of the General Partner, owning 80% and 20% respectively. As described above under Item 10, Donald F. Conway, CPA, has been appointed as Trustee in the Chapter 11 Bankruptcy Proceeding involving Robert E. Brennan as Debtor. Mr. Conway is empowered to vote (and with the approval of the Court), to sell Mr. Brennan's Common Stock and to direct the disposition of the sale proceeds. As a result Mr. Conway, in his capacity as Trustee, may be deemed a beneficial owner of such shares and a controlling person of FJS Properties, Inc. and Registrant.

Item 13.  Certain Relationships and Related Transactions

            During Registrant's fiscal years ended December 31, 1999, 1998 and, 1997, the General Partner and certain affiliated entities have earned or received compensation or payments for services from Registrant or its General Partner as follows:

                                           Reimbursement/Compensation


Name of Recipient   Capacity in Which served or     1999      1998      1997
-----------------   Payment Received
                    ----------------                ----     ----      ----

FJS Properties, Inc.General Partner3                $760    $1,056      $938
                    Partnership Management Fee    $3,172    $6,673    $3,912
                    Property Management Fee4



                                                 $21,508   $20,760   $20,229
                    Administrative Expenses5 $27,000 $24,000 $24,000 Tender Offer Administrative
                     Fees6                            $0    $9,000        $0
                                                -------- --------- ---------
                     Table Continued on next Page.
--------

3 Represents the General Partner's interest in Adjusted Cash From Operations. Under Registrant's Partnership Agreement 99% of the Net Income and Net Loss of Registrant was allocated to the Limited Partners and 1% was allocated to the General Partner. Pursuant thereto, for the years ended December 31, 1999, 1998, and 1997, ($1,177), $360, and ($1,106) of the Registrant's taxable income (loss) was allocated to FJS Properties, Inc. For further information, reference is made to the material contained in the Prospectus under the heading "MANAGEMENT COMPENSATION."

4 The following property management fees were applicable to the years 1999, 1998 and 1997:


  YEAR    Aggregate ManagementRetained by General Paid to local
                  Fee              Partner         unaffiliated
                                                management company
  1999         $107,540            $21,508           $86,032
  1998         $103,805            $20,760           $83,045
  1997         $101,144            $20,229           $80,915
--------- ------------------- ----------------- ------------------
In addition, the local unaffiliated management company received construction supervision fees of $8,068 during 1999, and $2,748 during 1998, for supervision of outside construction work at the Pavilion Apartments.

5 Represents administrative fees for the respective years for preparation of the annual Forms 10K, quarterly Forms 10Q, and the Form 8-K of December, 1999, for Registrant for filing with the Securities and Exchange Commission. Such charges are in accordance with and pursuant to ss.10.1.3(b) of the Partnership Agreement of Registrant and do not exceed 90% of the amount Registrant would be required to pay to independent parties for comparable administrative services in the same geographic location.

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

Name of Recipient        Capacity in Which served or   1999    1998     1997
-----------------        ---------------------------   ----    ----     ----
                         Payment Received
                         ----------------

Lawrence E. Bathgate II  Initial Limited Partner7       $22     $31      $28
Other Officers/Directors Officer/Director of General     $0      $0       $0
of General Partner       Partner

            In addition, certain officers and directors of the General Partner receive compensation from the General Partner and/or its affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.
--------

7 Represents distribution of Adjusted Cash From Operations attributable to the five Units Owned by Mr. Bathgate. For the years ended December 31, 1999, 1998, and 1997, ($34.69), $10.63, and ($32.62) of the Registrant's taxable income
(loss) was allocated to his Units.

                                 PART IV

Item 14.  Exhibits Financial Statement Schedules, and Reports On Form 8-K
          ---------------------------------------------------------------

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

                 10. (a) Acquisition and Disposition Agreement dated as of May 2, 1986 between Registrant and FJS Properties, Inc., incorpo rated by reference to Exhibit 10A to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (File No. 2- 93980).

                 (b) Management Services Agreement dated as of May 2, 1986 between Registrant and FJS Properties, Inc., incorporated by reference to Exhibit 10B to Registrant's Annual Report on Form

                 10-K for the fiscal year ended December 31,1986
                 (File No.2-93980).

                 (c) Contract for Sale and Purchase dated December 17, 1984, between Rockwell Investments, Ltd. and Registrant, incorpo rated by reference to Exhibit 10D to Registrant's Registration Statement on Form S-11 (Reg. No. 2-93980.)

                 (d) Contract for Sale and Purchase dated December 17, 1984, between Vinsteve Investments Inc., Jimstein Investments, Ltd., Barwell Corporation, N.W. and Registrant, incorporated by ref erence to Exhibit 10E to Registrant's Registration Statement on Form S-11 (Reg. No. 2-93980.)

                 (e) Mortgage and Security Agreement dated September 9, 1987, by FJS Properties Fund I, L.P., as mortgagor, and The Bank of Tokyo, Ltd., Miami Agency, as mortgagee, incorporated by ref erence to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No 2- 93980).

                 (f) Mortgage Note, dated September 9, 1987, by FJS Properties Fund I, L.P. as maker to The Bank of Tokyo, Ltd., Miami Agency, as payee in the principal amount of $5,000,000, incor porated by reference to Exhibit 10(h) to Registrant's Annual Re port on Form 10-K for the fiscal year ended December 31, 1987 (File No 2-93980).

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

                 (l) Third Modification of Note, Mortgage and Assignment Agreement dated as of February 28, 1994, between FJS Properties Fund I, L.P. and The Bank of Tokyo, Ltd., incor porated by reference to Exhibit 10(l) to Registrant's Annual Re port on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

                 (m) Multifamily Note, dated March 29, 1994, made by FJS Properties Fund I, L.P. to Long Beach Bank, FSB, in the principal amount of $5,000,000, incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

                 (n) Multifamily Mortgage, Assignment of Rents and Security Agreement and Fixture Filing, dated March 29, 1994, made by FJS Properties Fund I, L.P. to Long Beach Bank, FSB, incor porated by reference to Exhibit 10(n) to Registrant's Annual Re port on Form 10-K for the fiscal year ended December 31, 1993 (File No 0-15755).

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

                 (t) Extension of Property Management Agreement dated as of January 1, 1999, by and between FJS Properties Fund I, L.P. and ML Property Management Inc., incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No 0-15755).

           (b) Reports on Form 8-K filed during the last quarter of the fiscal year:

                 Form 8-K filed December 13, 1999, and Form 8-K/A filed December 23, 1999 - both with reference to the Registrant's change of independent accountants/independent auditors on December 13, 1999.

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

                                          FJS PROPERTIES FUND I, L.P.
                                          FJS PROPERTIES, INC.
                                 General Partner

Dated:  March 15, 2000                          By:  Andrew C. Alson
                                                   -------------------------
                                                Andrew C. Alson, President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.



Dated:  March 14, 2000                    By:  Lawrence E. Bathgate, II
                                             -------------------------------
                                                Lawrence E. Bathgate, II
                                                Director of the  General
                                                Partner


Dated:  March 15, 2000                    By:  Andrew C. Alson
                                             -------------------------------
                                                Andrew C. Alson, President
                                                and Director of the General
                                                Partner (Principal Executive
                                                Officer and Principal
                                                Financial Officer)