Form 10-Q
period 2000-03-31
FJS PROPERTIES FUND I LP
filed 2000-05-11
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                      --------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 2000         Commission File Number 0-15755
                      --------------                                -------

                           FJS PROPERTIES FUND I, L.P.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           13-3252067
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
                                                           -
incorporation or organization)                            Identification No.)

      264 Route 537 East
        Colts Neck, NJ                                           07722
        --------------                                           -----
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:       (732) 542-9209
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No
                                 -----

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of May 5, 2000.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



Part I: FINANCIAL INFORMATION

Item 1:   Financial Statements

         Balance sheets as of March 31, 2000 [Unaudited]
         and December 31, 1999....................................     1

         Statement of Operations for the three months ended
         March 31, 2000 and 1999 [Unaudited]......................     2

         Statement of Partners' Capital for the three months
         ended March 31, 2000 [Unaudited].........................     3

         Statements of Cash Flows for the three months ended
         March 31, 2000 and 1999 [Unaudited]......................     4

         Notes to Financial Statements [Unaudited]................     5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................     6

Part II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.........................     7

Signature.........................................................     8

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------

                                                        March 31,   December 31,
                                                        ---------   ------------
                                                         2 0 0 0       1 9 9 9
                                                         -------       -------
                                                       [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                            $   254,814   $  217,906
  Cash - Escrow                                            125,878      119,379
  Cash - Security Deposits                                 149,117      132,748
  Other Current Assets                                       8,934       22,268
                                                       -----------   ----------

Total Current Assets                                       538,743      492,301
                                                       -----------   ----------

Property Investment:
  Land                                                   2,296,804    2,296,804
  Buildings                                              6,569,125    6,569,125
  Furniture, Fixtures and Improvements                   2,486,092    2,376,165
                                                       -----------   ----------

Totals - At Cost                                        11,352,021   11,242,094

Less: Accumulated Depreciation                          (5,157,650)  (5,073,750)
                                                       ------------  -----------

Property Investment - Net                                6,194,371    6,168,344
                                                       -----------   ----------

Other Assets                                               232,173      250,216
                                                       -----------   ----------

Total Assets                                           $ 6,965,287   $6,910,861
                                                       ===========   ==========

Liabilities and Partners' Capital (Deficit):
Current Liabilities:
  Accounts Payable                                          90,135   $  108,403
  Accrued Interest                                          37,573       37,740
  Other Accrued Expenses                                    51,489        6,755
  Due to Related Party                                       4,785       16,689
  Tenant Security Deposits Payable                         149,117      132,748
  Mortgage Payable - Current Portion                        87,825       85,557
  Deferred Income - Current Portion                          7,143        7,143
                                                       -----------   ----------

Total Current Liabilities                                  428,067      395,035
                                                       -----------   ----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                 4,536,662    4,559,381
  Deferred Income - Non-Current Portion                     16,071       17,857
                                                       -----------   ----------

Total Long-Term Liabilities                              4,552,733    4,577,238
                                                       -----------   ----------

Partners' Capital (deficit):
  General Partner                                       (1,216,014)  (1,216,473)
  Limited Partners                                       3,200,501    3,155,061
                                                       -----------   ----------

Total Partners' Capital (deficit)                        1,984,487    1,938,588
                                                       -----------   ----------

Total Liabilities and Partners' Capital (deficit)      $ 6,965,287   $6,910,861
                                                       ===========   ==========

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                            Three months ended
                                                                 March 31,
                                                                 ---------
                                                           2 0 0 0      1 9 9 9
                                                           -------      -------
Revenue:
  Rental                                                 $  581,120  $  543,883
  Interest                                                    2,449       4,800
                                                         ----------  ----------

   Total Revenue                                            583,569     548,683
                                                         ----------  ----------


Expenses:
  Operating                                                 148,891     197,389
  General and administrative                                185,724     157,972
  Interest                                                  113,052     114,658
  Depreciation and amortization                              90,003      75,340
                                                         ----------  ----------

   Total expenses                                           537,670     545,359
                                                         ----------  ----------

Net income                                                   45,899       3,324
                                                         ==========  ==========


Income per limited partnership unit                      $     2.71  $      .20
                                                         ==========  ==========

Distributions per limited partnership unit.              $     0.00  $     2.19
                                                         ==========  ==========

Weighted average number of limited
   partnership units outstanding                             16,788      16,788
                                                         ----------  ----------

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                        Total
                                             General     Limited      Partners'
                                             Partner    Partners       Capital

Partners' Capital - December 31, 1999     $(1,216,473) $ 3,155,061   $1,938,588

  Net Income for the three months
      ended March 31, 2000                       459        45,440       45,899
                                          ----------   -----------   ----------

  Partners' Capital - March 31, 2000
      [Unaudited]                         $(1,216,014) $ 3,200,501   $1,984,487
                                          ============ ===========   ==========



See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                          Three months ended
                                                               March 31,
                                                               ---------
                                                          2 0 0 0      1 9 9 9
                                                          -------      -------

Operating activities:
  Net income                                           $    45,899   $    3,324
  Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation                                             83,901       69,237
   Amortization                                              6,102        6,102
   Deferred Income                                          (1,786)      (1,786)

  Changes in Assets and Liabilities:
     (Increase) in escrow                                   (6,499)     (73,318)
     (Increase) in security deposits                       (16,369)      (7,549)
     Decrease in other current assets                       13,334       12,573
     Decrease (increase) in other assets                    11,940       (1,042)
     Increase in accounts payable
          and accrued expenses                              26,300       44,096
     (Decrease) increase in due to related party           (11,904)          75
     Increase in tenant security deposits                   16,369       10,311
                                                       -----------   ----------

   Total Adjustments                                       121,388       58,699
                                                       -----------   ----------

  Net Cash Provided by Operating Activities                167,287       62,023
                                                       -----------   ----------

Investing Activities:
  Capital Expenditures                                    (109,928)     (19,242)
                                                       ------------  -----------

   Net Cash (used in) Investing Activities                (109,928)     (19,242)
                                                       ------------  -----------

Financing Activities:
  Principal Payments on Mortgages                          (20,451)     (18,860)
  Cash Distributions to Partners                                 0      (37,138)
                                                       -----------   -----------

   Net cash (used in) Financing Activities                 (20,451)     (55,998)
                                                       ------------- -----------

  Net increase [decrease] in cash and cash equivalents      36,908      (13,217)

Cash and Cash Equivalents - Beginning of Periods           217,906      458,782
                                                       -----------   ----------

  Cash and Cash Equivalents - End of Periods           $   254,814   $  445,565
                                                       ===========   ==========

Supplemental disclosure of cash flow information:
  Interest paid                                        $   113,220   $  114,658
                                                       ===========   ==========

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------




[A] Significant Accounting Policies

Significant accounting policies of FJS Properties Fund I, L.P. are set forth in the Partnership's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

[B] Basis of Reporting

The balance sheet as of March 31, 2000, the statements of operations for the three months ended March 31, 2000 and 1999, the statement of partners' capital for the three months ended March 31, 2000, and the statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at March 31, 2000, and the results of its operations and cash flows for the three months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10- K for the year ended December 31, 1999.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


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

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the mid-90% range for the first quarter of 2000. Physical occupancy stands at 100% as of April 24, 2000. There are 10 scheduled move-outs in May with 5 of those apartments pre leased for May occupancy.

Rental revenues for the three month period ended March 31, 2000, increased to $581,120 as compared to $543,883 for the comparable period of the prior year. This increase was attributable to the increased rental rates enjoyed by the Pavilion Apartments as well as a reduction in vacancies at the project. Operating expenses, consisting mainly of real estate taxes, repairs and maintenance and utilities decreased to $148,891 from $197,389 for the comparable three month periods of 2000 and 1999 respectively. The decrease was principally from a decrease in replacements expense at the project as a result of the increase of capitalizable replacements which have been undertaken at the Pavilion. In addition, there was a reduction in the amounts expended on landscaping and on real estate taxes as a result of a reduction in the assessed valuation of the project.

            During the first quarter of 2000 the following sums were expended on capitalizable replacements.
               Item                                Amount spent
               Stoves/Refrigerators/Dishwashers    $  25,634.06
               Carpeting                           $  19,144.36
               Security Lighting                   $   1,473.61
               Tile Replacement                    $  22,733.57
               Roofs                               $  15,975.00
               Office Refurbishment                $   2,760.02
               Sewer Line Replacement              $   5,083.95
               Misc. Interior Improvements         $  17,123.41
                                                   ------------
               Total:                              $ 109,927.98
                                                   ============

General and administrative expenses increased to $185,724 as compared to $157,972 for the comparable three month period of the prior year. This reflects increases in court costs and eviction expenses as well as real estate commissions for tenant referrals and security expenses.

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


                                 FJS PROPERTIES FUND I, L.P.




Date: May 5, 2000                By: /s/ Andrew C. Alson
                                    ----------------------------------
                                       Andrew C. Alson
                                       (President and Chief Financial Officer)
                                       FJS Properties, Inc.
                                       General Partner