Form 10-Q
period 2000-06-30
FJS PROPERTIES FUND I LP
filed 2000-08-09
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                      --------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 2000          Commission File Number 0-15755
                      -------------                                 -------

                           FJS PROPERTIES FUND I, L.P.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3252067
            --------                                      ----------
 (State or other jurisdiction of                       (I.R.S. Employer
                                                       -
 incorporation or organization)                       Identification No.)
                                                      -------------------

       264 Route 537 East
         Colts Neck, NJ                                      07722
         --------------                                      -----
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:       (732) 542-9209
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

                           Yes    X       No
                               -------       --------

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of August 5, 2000.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------


Part I: FINANCIAL INFORMATION

Item 1:  Financial Statements

         Balance sheets as of June 30, 2000 [Unaudited]
         and December 31, 1999....................................     1

         Statement of Operations for the three and six months ended
         June 30, 2000 and 1999 [Unaudited].......................     2

         Statement of Partners' Capital for the six months
         ended June 30, 2000 [Unaudited]..........................     3

         Statements of Cash Flows for the six months ended
         June 30, 2000 and 1999 [Unaudited].......................     4

         Notes to Financial Statements [Unaudited]................     5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................     6

Part III: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.........................     8

Signature.........................................................     9

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------

                                                        June 30,    December 31,
                                                        --------    ------------
                                                         2 0 0 0       1 9 9 9
                                                         -------       -------
                                                       [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                            $   297,652   $  217,906
  Cash - Escrow                                            116,976      119,379
  Cash - Security Deposits                                 139,162      132,748
  Other Current Assets                                      57,064       22,268
                                                       -----------   ----------

Total Current Assets                                       610,854      492,301
                                                       -----------   ----------

Property Investment:
  Land                                                   2,296,804    2,296,804
  Buildings                                              6,569,125    6,569,125
  Furniture, Fixtures and Improvements                   2,604,511    2,376,165
                                                       -----------   ----------

Totals - At Cost                                        11,470,440   11,242,094

Less: Accumulated Depreciation                          (5,244,471)  (5,073,750)
                                                       ------------  -----------

Property Investment - Net                                6,225,969    6,168,344
                                                       -----------   ----------

Other Assets                                               166,860      250,216
                                                       -----------   ----------

Total Assets                                           $ 7,003,683   $6,910,861
                                                       ===========   ==========

Liabilities and Partners' Capital (Deficit):
Current Liabilities:
  Accounts Payable                                     $    74,785   $  108,403
  Accrued Interest                                          37,401       37,740
  Other Accrued Expenses                                    94,918        6,755
  Due to Related Party                                       4,554       16,689
  Tenant Security Deposits Payable                         139,162      132,748
  Mortgage Payable - Current Portion                        90,150       85,557
  Deferred Income - Current Portion                          7,143        7,143
                                                       -----------   ----------

Total Current Liabilities                                  448,113      395,035
                                                       -----------   ----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                 4,513,384    4,559,381
  Deferred Income - Non-Current Portion                     14,286       17,857
                                                       -----------   ----------

Total Long-Term Liabilities                              4,527,670    4,577,238
                                                       -----------   ----------

Partners' Capital (deficit):
  General Partner                                       (1,215,580)  (1,216,473)
  Limited Partners                                       3,243,480    3,155,061
                                                       -----------   ----------

Total Partners' Capital (deficit)                        2,027,900    1,938,588
                                                       -----------   ----------

Total Liabilities and Partners' Capital (deficit)      $ 7,003,683   $6,910,861
                                                       ===========   ==========

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                  Three months ended         Six months ended
                                       June 30,                  June 30,
                                       --------                  --------
                                  2 0 0 0     1 9 9 9      2 0 0 0      1 9 9 9
                                  -------     -------      -------      -------

Revenue:
  Rental                         $ 617,048   $ 561,425   $1,198,168  $1,105,308
  Interest                           2,000       4,371        4,449       9,171
                                 ---------   ---------   ----------  ----------

  Total Revenue                    619,048     565,796    1,202,617   1,114,479
                                 ---------   ---------   ----------  ----------

Expenses:
  Operating                        172,005     199,714      320,897     397,103
  General and administrative       198,161     162,446      383,885     320,418
  Interest                         112,546     114,192      225,598     228,850
  Depreciation and amortization     92,923      76,927      182,925     152,267
                                 ---------   ---------   ----------  ----------

  Total Expenses                   575,635     553,279    1,113,305   1,098,638
                                 ---------   ---------   ----------  ----------

Net Income                          43,413      12,517       89,312      15,841
                                 =========   =========   ==========  ==========

  Income Per Limited Partnership
   Unit                          $    2.56   $     .74   $     5.27  $      .94
                                 =========   =========   ==========  ==========

  Distributions Per Limited
   Partnership Unit.             $       0   $    2.20   $        0  $     4.48

  Weighted Average Number of Limited
   Partnership Units Outstanding    16,788      16,788       16,788      16,788

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                           Total
                                             General     Limited      Partners'
                                             Partner    Partners       Capital

Partners' Capital - December 31, 1999     $(1,216,473) $ 3,155,061   $1,938,588

  Net Income for the six months
      ended June 30, 2000                        893        88,419       89,312
                                          ----------   -----------   ----------

  Partners' Capital - June 30, 2000
      [Unaudited]                         $(1,215,580) $ 3,243,480   $2,027,900
                                          ============ ===========   ==========



See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Six months ended
                                                               June 30,
                                                               --------
                                                          2 0 0 0      1 9 9 9
                                                          -------      -------

Operating activities:
  Net income                                           $    89,312   $   15,841
  Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation                                            170,721      140,063
   Amortization                                             12,204       12,204
   Deferred Income                                          (3,571)      (3,571)

  Changes in Assets and Liabilities:
     Decrease (Increase) in escrow                           2,403      (11,394)
     (Increase) in security deposits                        (6,414)      (3,196)
     (Increase) in other current assets                    (34,796)     (25,956)
     Decrease (increase) in other assets                    71,152       (1,542)
     Increase in accounts payable
          and accrued expenses                              54,206       86,583
     (Decrease) in due to related party                    (12,135)     (15,189)
     Increase in tenant security deposits                    6,414        3,196
                                                       -----------   ----------

  Net Cash Provided by Operating Activities                349,496      197,039
                                                       -----------   ----------

Investing Activities:
  Capital Expenditures                                    (228,346)    (104,045)
                                                       ------------  -----------

   Net Cash (used in) Investing Activities                (228,346)    (104,045)
                                                       ------------  -----------

Financing Activities:
  Principal Payments on Mortgages                          (41,404)     (38,183)
  Cash Distributions to Partners                                 0      (75,970)
                                                       -----------   -----------

   Net cash (used in) Financing Activities                 (41,404)    (114,153)
                                                       ------------  -----------

  Net increase [decrease] in cash and cash equivalents      79,746      (21,159)

Cash and Cash Equivalents - Beginning of Period            217,906      458,782
                                                       -----------   ----------

  Cash and Cash Equivalents - End of Period            $   297,652   $  437,623
                                                       ===========   ==========

Supplemental disclosure of cash flow information:
  Interest paid                                        $   225,937   $  229,157
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

[B] Basis of Reporting

The balance sheet as of June 30, 2000, the statements of operations for the three and six months ended June 30, 2000 and 1999, the statement of partners' capital for the six months ended June 30, 2000, and the statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at June 30, 2000, and the results of its operations and cash flows for the three months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1999.

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

The holder of the first mortgage on the Pavilion Apartments has agreed to the withdrawal of $59,675 from an escrow account held by the first mortgagee. These funds are intended to be utilized for capital improvements at the Pavilion Apartments, in particular, among other items, for roof repairs that are needed at the property. $59,675 was disbursed from the escrow account to the Partnership on May 22, 2000. The Partnership will reestablish the escrow account with payments of $5,000 per month commencing July 2000 and continuing monthly for twelve months. It is anticipated that cash flow from the Pavilion Apartments will be sufficient to make such payments.

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the mid-90% range for the second quarter of 2000. Physical occupancy stands at 98.7% as of August 4, 2000. There are presently 4 units vacant (including one model apartment), with two of those units rented for August occupancy and one unit available for rental.

Rental revenues increased to $617,048 from $561,425, and to $1,198,168 from $1,105,308 for the three and six month periods ended June 30, 2000 as compared to the comparable periods of the prior year. These increases were attributable to the increased rental rates enjoyed by the Pavilion Apartments as well as a reduction in vacancies at the project. Operating expenses, consisting mainly of real estate taxes, repairs and maintenance and utilities decreased to $172,005 from $199,714 and to $320,897 from $397,103 for the comparable three and six month periods of 2000 and 1999 respectively. The decrease was principally from a reduction in amounts expended on landscaping, water and sewer charges and sanitation expenses, as well as a reduction in real estate taxes as a result of a reduction in the assessed valuation of the project. A reduction in amounts expensed for replacements was offset by an increase in repairs and maintenance at the project. In addition there was a reduction in amounts paid for electric expense during the second quarter of the year, resulting from overpayments during the first quarter of 2000 which were credited to the second quarter expenses.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF  OPERATIONS
------------------------------------------------------------------------------



   During the second quarter of 2000 the following sums were expended on capitalizable replacements.

         Item                                     Amount spent
         Stoves/Refrigerators/Dishwashers         $  27,506.90
         Carpeting                                $  26,947.63
         Carpet Machine                           $   2,326.70
         Tile Replacement                         $  19,581.33
         Roofs                                    $  19,500.00
         Sewer Line Replacement                   $   3,948.93
         Misc. Interior Improvements              $  18,606.73
                                                  ------------

         Total:                                   $ 118,418.22
                                                  ============

General and administrative expenses increased to $198,161 and $383,885 as compared to $162,446 and $320,418 for the comparable three and six month periods of the prior year respectively. This reflects increases in court costs and eviction expenses as well as real estate commissions for tenant referrals and security expenses, as well as increases in professional fees incurred.

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


                                 FJS PROPERTIES FUND I, L.P.




Date: August 7, 2000             By: /s/ Andrew C. Alson
                                    ----------------------------------
                                       Andrew C. Alson
                                       (President and Chief Financial Officer)
                                       FJS Properties, Inc.
                                       General Partner