Form 10-Q
period 2000-09-30
FJS PROPERTIES FUND I LP
filed 2000-11-09
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                      --------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 2000     Commission File Number 2-93980

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

                           Yes   [X]      No   [ ]

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of November 7, 2000.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



Part I: FINANCIAL INFORMATION

Item 1:  Financial Statements

         Balance sheets as of September 30, 2000 [Unaudited]
         and December 31, 1999....................................     1

         Statements of Operations for the three and nine months ended
         September 30, 2000 and 1999 [Unaudited]..................     2

         Statements of Partners' Capital (Deficit) for the nine months
         ended September 30, 2000 [Unaudited].....................     3

         Statements of Cash Flows for the nine months ended
         September 30, 2000 and 1999 [Unaudited]..................     4

         Notes to Financial Statements [Unaudited]................     5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................     6

Part III: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.........................     8

Signature.........................................................     9

PART 1 - FINANCIAL INFORMATION
Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------

                                                      September 30, December 31,
                                                         2 0 0 0       1 9 9 9
                                                       [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                            $   317,771   $  217,906
  Cash - Escrow                                            181,949      119,379
  Cash - Security Deposits                                 138,475      132,748
  Other Current Assets                                      43,878       22,268

  Total Current Assets                                     682,073      492,301

Property Investment:
  Land                                                   2,296,804    2,296,804
  Buildings                                              6,569,125    6,569,125
  Furniture, Fixtures and Improvements                   2,680,580    2,376,165

  Totals - At Cost                                      11,546,509   11,242,094
  Less: Accumulated Depreciation                        (5,332,532)  (5,073,750)

  Property Investment - Net                              6,213,977    6,168,344

Other Assets                                               180,140      250,216

  Total Assets                                         $ 7,076,190   $6,910,861

Liabilities and Partners' Capital (Deficit):
Current Liabilities:
  Accounts Payable                                     $    35,109   $  108,403
  Accrued Interest                                          37,225       37,740
  Other Accrued Expenses                                   139,570        6,755
  Due to Related Party                                       4,630       16,689
  Tenant Security Deposits Payable                         138,475      132,748
  Mortgage Payable - Current Portion                        92,531       85,557
  Deferred Income - Current Portion                         50,090        7,143

  Total Current Liabilities                                497,630      395,035

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                 4,489,535    4,559,381
  Deferred Income - Non-Current Portion                     12,500       17,857

  Total Long-Term Liabilities                            4,502,035    4,577,238

Partners' Capital (Deficit):
  General Partner                                       (1,215,093)  (1,216,473)
  Limited Partners                                       3,291,618    3,155,061

  Total Partners' Capital (Deficit)                      2,076,525    1,938,588

  Total Liabilities and Partners' Capital (Deficit)    $ 7,076,190   $6,910,861

See Accompanying Notes to These Financial Statements.

PART 1 - FINANCIAL INFORMATION
Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                  Three months ended         Nine months ended
                                     September 30,             September 30,
                                  2 0 0 0     1 9 9 9      2 0 0 0      1 9 9 9
Revenue:
  Rental                       $   600,939 $   524,992   $1,799,107  $1,630,301
  Interest                           2,448       4,215        6,897      13,386

  Total Revenue                    603,387     529,207    1,806,004   1,643,687

Expenses:
  Operating                        169,615     204,560      490,512     601,664
  General and Administrative       178,957     190,155      562,842     510,573
  Interest                         112,027     113,766      337,625     342,617
  Depreciation and Amortization     94,163      79,542      277,088     231,808

  Total Expenses                   554,762     588,023    1,668,067   1,686,662

  Net Income (Loss)            $    48,625 $   (58,816)  $  137,937  $  (42,975)

  Income (Loss) Per Limited
   Partnership Unit            $      2.87 $     (3.47)  $     8.13  $    (2.53)

  Distributions Per Limited
   Partnership Unit            $         0 $         0   $        0  $     4.48

  Weighted Average Number
   of Limited Partnership Units
   Outstanding                      16,788      16,788       16,788      16,788


See Accompanying Notes to These Financial Statements.

PART 1 - FINANCIAL INFORMATION
Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                       Total
                                             General     Limited      Partners'
                                             Partner    Partners       Capital

Partners' Capital - December 31, 1999     $(1,216,473) $ 3,155,061   $1,938,588

  Net Income for the nine months
   ended September 30, 2000                    1,380       136,557      137,937

  Partners' Capital - September 30, 2000
   [Unaudited]                            $(1,215,093) $ 3,291,618   $2,076,525



See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Nine months ended
                                                             September 30,
                                                          2 0 0 0      1 9 9 9
Operating Activities:
  Net Income (Loss)                                    $   137,937   $  (42,975)
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
   Depreciation                                            258,782      213,502
   Amortization                                             18,306       18,306
   Deferred Income                                          37,590       (5,357)

  Changes in Assets and Liabilities:
   (Increase) in Escrow                                    (62,570)     (80,112)
   (Increase) in Security Deposits                          (5,727)        (871)
   (Increase) in Other Current Assets                      (21,610)     (10,722)
   Decrease (Increase) in Other Assets                      51,770       (2,289)
   Increase in Accounts Payable and Accrued Expenses        59,006      132,132
   (Decrease) in Due to Related Party                      (12,059)     (15,197)
   Increase in Tenant Security Deposits                      5,727          871

  Net Cash Provided by Operating Activities                467,152      207,288

Investing Activities:
  Capital Expenditures                                    (304,415)    (235,271)

  Net Cash (used in) Investing Activities                 (304,415)    (235,271)

Financing Activities:
  Principal Payments on Mortgages                          (62,872)     (57,981)
  Cash Distributions to Partners                                 0      (75,971)

  Net Cash (used in) Financing Activities                  (62,872)    (133,952)

  Net Increase [Decrease] in Cash and Cash Equivalents      99,865     (161,935)

Cash and Cash Equivalents - Beginning of Period            217,906      458,782

  Cash and Cash Equivalents - End of Period            $   317,771   $  296,847

Supplemental disclosure of cash flow information:
  Interest paid                                        $   338,140   $  343,031

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

[B] Basis of Reporting

The balance sheet as of September 30, 2000, the statements of operations for the three and nine months ended September 30, 2000 and 1999, the statement of partners' capital for the nine months ended September 30, 2000, and the statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at September 30, 2000, and the results of its operations and cash flows for the three and nine months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 1999.

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

The holder of the first mortgage on the Pavilion Apartments agreed to the withdrawal of $59,675 from an escrow account held by the first mortgagee. These funds are intended to be utilized for capital improvements at the Pavilion Apartments, in particular, among other items, for roof repairs that are needed at the property. $59,675 was disbursed from the escrow account to the Partnership on May 22, 2000. The Partnership agreed to reestablish the escrow account with payments of $5,000 per month commencing July 2000 and continuing monthly for twelve months. It is anticipated that cash flow from the Pavilion Apartments will be sufficient to make such payments.

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the mid-90% range for the third quarter of 2000. Physical occupancy stands at 96.8% as of November 6, 2000. There are presently 10 units vacant (including one model apartment), with seven of those units rented for November occupancy and two units available for rental.

Rental revenues increased to $600,939 from $524,992, and to $1,799,107 from $1,630,301 for the three and nine month periods ended September 30, 2000 as compared to the comparable periods of the prior year. These increases were attributable to the increased rental rates enjoyed by the Pavilion Apartments as well as a reduction in vacancies at the project. Operating expenses, consisting mainly of real estate taxes, repairs and maintenance and utilities decreased to $169,615 from $204,560 and to $490,512 from $601,664 for the comparable three and nine month periods of 2000 and 1999 respectively. The decrease was principally from a reduction in amounts expended on landscaping during the first two quarters, electric expenses, as well as a reduction in real estate taxes as a result of a reduction in the assessed valuation of the project. These reductions were offset to some extent by an increase in repairs and maintenance at the project. In addition the substantial decrease over the nine month period reflected the substantial replacements completed at the Pavilion Apartments during the first half of 1999.

FJS PROPERTIES FUND I, L.P.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF  OPERATIONS
------------------------------------------------------------------------------


During  the  third  quarter  of  2000  the  following   sums  were  expended  on
capitalizable replacements.

        Item                                    Amount spent

Stoves/Refrigerators/Dishwashers                  $ 6,487.20
Carpeting                                          17,902.73
Sprinkler System Improvements                       5,272.87
Tile Replacement                                   23,279.51
Roofs                                               8,487.72
Fire Alarm Boxes Improvements                       5,317.21
Sewer Line Replacement                              6,054.50
Misc. Interior Improvements                         3,267.58

Total                                             $76,069.32

General and administrative expenses were $178,957 and $562,842 as compared to $190,155 and $510,573 for the comparable three and nine month periods of the prior year respectively. The increase for the nine month period reflects increases in professional fees, court costs, security expenses and increased insurance premiums for the property insurance on the Pavilion Apartments. These were offset somewhat by a decrease in payroll expenses for the property. The decrease for the three month period reflects decreased costs for payroll, commissions and advertising at the project which were offset somewhat by increased costs for insurance and court costs. The increase in court costs reflects the higher occupancy rates at the project and increased diligence with respect to delinquent tenants.

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

                                   FJS PROPERTIES FUND I, L.P.




Date: November 7, 2000             By: /s/ Andrew C. Alson
                                      ------------------------------------------
                                         Andrew C. Alson
                                         (President and Chief Financial Officer)
                                         FJS Properties, Inc.
                                         General Partner