Form 10-K
period 2000-12-31
FJS PROPERTIES FUND I LP
filed 2001-03-29
CIK 756435

FORM 10-K

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

            |X| ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                     OR
            |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

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

   Title of each class     Name of each exchange on which registered
           NONE                              N/A
                                           -------

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

Documents Incorporated by Reference

Prospectus of Registrant, dated June 10, 1985, as supplemented by Supplement dated November 7, 1985, filed pursuant to Rule 424 under the Securities Act of 1933. Annual Report on Form 10-K of Registrant for the fiscal years ended December 31, 1986 through December 31, 1999, filed pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, but each only to the extent expressly incorporated by reference in Parts I, II and III. Forms 8-K and 8-K/A filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on December 13, 1999, and December 23, 1999, respectively.

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

            For the years ended December 31, 2000, 1999 and 1998, revenues from Pavilion accounted for approximately 99.6%, 99.4% and 98.9% respectively of Registrant's gross revenues.

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

            The Revenue Act of 1987 adopted provisions which have an adverse impact on investors in a "publicly traded partnership." A "publicly traded partnership" is a partnership whose interests are traded on an established securities market or readily tradable on a secon dary market (or the substantial equivalent thereof). If the Partnership were classified as such, (i) it may be taxed as a corporation, (ii) qualified plans and other entities exempt from taxa tion acquiring interests in the Partnership after December 17, 1987 would have to treat income derived from the Partnership as unrelated business income, with the result that the limited partnership interests would be less attractive to tax-exempt investors (and therefore could be less marketable) or (iii) income derived from an investment in the Partnership would be treated as other than passive income, in which case losses from the Partnership could only be offset by income from the same partnership. The IRS has established alternative safe harbors that allow interests in a partnership to be transferred or redeemed in certain circum stances without causing the partnership to be characterized a "publicly traded partnership." Interests in the Partnership are not listed or quoted for trading on an established securities exchange. However, it is possible that transfers of interests could occur in a secondary market in sufficient amount and frequency to cause the Partnership to be treated as a "publicly traded partnership." The Partnership has adopted a policy of prohibiting transfers in secondary market transactions unless, notwithstanding such transfers, the Partnership will satisfy at least one of the safe harbors. Such a restriction could impair the ability of an investor to liquidate its investment quickly. It is anticipated that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 permits the Partnership to lessen the scope of these restrictions. The General Partner, if so authorized, will take such steps as are necessary, if any, to prevent the reclassification of the Partnership as a "publicly traded partnership."

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

            The apartments in the Project are available for rent to residential tenants, generally under one year leases. No tenant occupies more than one apartment in the Pavilion except for the West Palm Beach Recovery Center which occupies 5 Units. Each of such units was leased at the then current market rents. With substantially all tenants occupying their apartments under one year leases, it is anticipated that leases for all apartments will expire each year. The current rent schedule for leases is as follows:


   Unit Size1     Monthly Rent2
    1 BR/1B         $589/$609
    2 BR/1B         $689/$709
    2 BR/2B         $709/$729
    3 BR/2B         $809/$829
---------------- ---------------

            In the opinion of the management of Registrant, the Project is adequately covered by insurance.

      First Mortgage: The existing first mortgage affecting the Project is held of record by Greenwich Capital Financial Products, Inc., and serviced by Bank United of Texas FSB, Houston, Texas. As of December 31, 2000, the mortgage had an unpaid principal balance of approximately $4,560,070. This mortgage was closed on March 31, 1994, and refinanced the former first mortgage held by The Bank of Tokyo. At that time, a new loan secured by a first mortgage on the project was obtained from the Long Beach Bank, FSB, Orange, California, in the amount of $5,000,000. This loan provides for a term of ten (10) years with an interest rate of 9.75% per annum. The loan is repayable in equal monthly installments of $44,556.87 for principal and interest, with a balloon payment due in March 2004. At maturity
--------
1BR = Bedroom; B = Bathroom
2Range of rents/unit's rent varies depending on location of unit in the Project.

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

            The following table sets forth the components of the Pavilion Apartments upon which depreciation, for Federal Tax purposes, is taken:


       Item           Tax Basis        Rate         Method         Life
       ----           ---------        ----         ------         ----
Building               $6,897,424    4% - 5%         ACRS            18 yrs
Improvements             $528,798     Fully           SL             10 yrs
                                   Depreciated
Improvements             $506,692      3.6%          MACRS         27.5 yrs
Improvements             $103,280  1.6% - 2.8%       MACRS         27.5 yrs
Improvements             $107,800  0.2% - 1.3%       MACRS         27.5 yrs
Furniture/Fixtures     $1,048,378     Fully          ACRS             5 yrs
                                   Depreciated
Furniture/Fixtures         $8,644     Fully          MACRS            7 yrs
                                   Depreciated
Furniture/Fixtures         $8,896     4.46%          MACRS            7 yrs
Furniture/Fixtures        $10,336     8.93%          MACRS            7 yrs
Furniture/Fixtures        $65,649     11.52%         MACRS            5 yrs
Furniture/Fixtures       $117,749     19.2%          MACRS            5 yrs
Furniture/Fixtures       $140,787     32.0%          MACRS            5 yrs
Furniture/Fixtures       $171,376     20.0%          MACRS            5 yrs
------------------- ------------- -------------- ------------- ------------

            Ad Valorem Real Estate taxes for the 2000 calendar year were in the amount of $175,566.30 which was based upon an assessed valuation of $7,000,000 and the following millage rates:


      Taxing Authority:              Millage
      -----------------              -------
                                      rate:
                                      -----
County                                4.6000
School State                          5.8670
School Local                          2.6200
City of West Palm Beach               8.1468
So Fl Water Management Dist.          0.5970
Children's Services Council           0.5000
F.I.N.D.                              0.0410
PBC Health Care District              1.0250
Everglades Construction Project       0.1000
County - Debt                         0.3362
School - Debt                         0.4310
City of West Palm Beach - Debt        0.8169
                        Total:       25.0809
------------------------------ -------------

            In addition a non-advalorem assessment of $17,402.98 was levied by the Solid Waste Authority against the Pavilion. The aggregate tax of $192,969.28 was paid in the dis counted amount of $185,250.51 in December 2000.

Item 3.  Legal Proceedings

            There are no material legal proceedings pending against or involving Registrant or Pavilion.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

            No matters were submitted to a vote of security holders during the 2000 calendar year.

                                 PART II

Item 5.  Market for Registrant's Securities and Related Security Holder Matters
        -----------------------------------------------------------------------

            Units of the Registrant are not publicly traded nor is it anticipated that a public trading market will develop for the Units. On and as of December 31, 1997, beneficial interests in an aggregate of 1,843 Units were acquired from the unaffiliated holders thereof, by three third parties at a price of $75 per Unit, pursuant to a tender offer filed with the Securities and Exchange Commission. As of March 15, 2001, there were approximately 674 holders owning an aggregate of 16,788 Units. The General Partner has established a policy of limiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, the Partnership will satisfy one or more applicable safe harbors prescribed by the Internal Revenue Service to avoid having the Partnership classified as a publicly traded partnership which could have adverse tax effects on limited partners. In order to comply with the safe harbor provisions, the transfer of Units may be restricted.

            There were no distributions per Unit of Registrant during the 1985 fiscal year. The Registrant distributed $3.01 per Unit for the 1986 fiscal year, $4.63 per Unit for 1987, $6.59 per Unit for 1988, $14.72 per Unit for 1989,
$7.75 per Unit for 1990, and $1.97 per Unit for the first quarter of 1991. There were no distributions made for the second, third or fourth quarters of 1991, for 1992, or for 1993. Distributions aggregating $5.19 and $5.64 per Unit were made for 1994 and 1995 respectively, and a distribution of $1.54 was made for the first quarter of 1996. No distributions were made for the remaining quarters of 1996. The reduction in distributions in the years from 1989 through 1991, resulted from decreasing interest rates and the reduced occupancy levels which the Pavilion Apartments experienced. When there was cash flow available for distribution during 1992 and 1993, no distributions were made to retain available cash which might be required for use in connection with the refinancing of the existing first mortgage. During the last three quarters of 1996 all available cash flow was utilized for work being done on the Pavilion Apartments. Distributions of aggregating $5.53 per Unit were made for the first three quarters of 1997, and no distribution was made for the fourth quarter of 1997 as all available cash flow was utilized for capital improvements at the Pavilion Apartments. Aggregate distributions of $8.42 per Unit were made for 1998 (including a distribution of $2.19 for the fourth quarter of 1998 which was made in February 1999). A distribution of $2.29 per Unit was disbursed in May 1999, for the first quarter of 1999. No distributions were made for the subsequent quarters of 1999 or during 2000, as all available cash flow was utilized for operations and capital improvements at the Pavilion Apartments.

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

                                      Years Ended
                                      December 31,
                       2000       1999        1998        1997      1996
                       ----       ----        ----        ----      ----

Total Assets        $6,799,123  $6,910,861 $7,076,729 $7,258,818 $7,448,953
Mortgage Note
Payable             $4,560,070  $4,644,938 $4,722,579 $4,793,033 $4,856,968

Rental Revenue      $2,382,348  $2,189,322 $2,081,901 $2,040,543 $1,852,877

Interest Expense -
Mortgages             $449,120   $456,410   $463,687    $470,769   $476,199

Net Profit [Loss]     ($48,593)  ($50,566)   $34,952    ($50,582) ($270,996)

Net Cash Provided by
Operating Activities   $437,538   $335,890   $233,979    $280,140    $51,495

Net Cash [Used] in
Investing Activities -
Capital Expenditures  ($382,454)($423,155) ($134,645)   ($80,481)  ($10,336)

Net Cash [Used] in
Financing Activities   ($84,868) ($153,611) ($176,098)  ($157,710)  ($89,899)

Profit (Loss) Per
Limited Partnership
Unit                    ($2.87)    ($2.98) $    2.06      ($2.98)   ($15.98)

Distributions Per Limited
Partnership Unit         $0.00      $4.48      $6.23       $5.53      $1.88

Weighted Average Number
of Limited Partnership
Units Outstanding       16,788     16,788     16,788      16,788     16,788

Item 7.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

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

            Registrant distributed $3.01 per Unit for the 1986 fiscal year, $4.63 per Unit for 1987, $6.59 per Unit for 1988, $14.72 per Unit for 1989,
$7.75 per Unit for 1990, and $1.97 per Unit for the first quarter of 1991. There were no distributions made for the second, third or fourth quarters of 1991, for 1992, or for 1993. Distributions aggregating $5.19 and $5.64 per Unit were made for 1994 and 1995 respectively, and a distribution of $1.54 was made for the first quarter of 1996. No distributions were made for the remaining quarters of 1996. The reduction in distributions in the years from 1989 through 1991, resulted from decreasing interest rates and the reduced occupancy levels which the Pavilion Apartments experienced. When there was cash flow available for distribution during 1992 and 1993, no distributions were made to retain available cash which might be required for use in connection with the refinancing of the existing first mortgage. During the last three quarters of 1996 all available cash flow was utilized for work being done on the Pavilion Apartments. Distributions of aggregating $5.53 per Unit were made for the first three quarters of 1997, and no distribution was made for the fourth quarter of 1997 as all available cash flow was utilized for capital improvements at the Pavilion Apartments. Aggregate distributions of $8.42 per Unit were made for 1998 (including a distribution of $2.19 for the fourth quarter of 1998 which was made in February 1999). A distribution of $2.29 per Unit was disbursed in May 1999, for the first quarter of 1999. No distributions were made for the subsequent quarters of 1999 (see "Operations - 1999 Fiscal Year" below) or during 2000, as all cash flow was utilized for operations and capital improvements at the Pavilion Apartments. (See "Operations" below).

OPERATIONS

            Registrant has operated the Pavilion Apartments, located in West Palm Beach, Florida, since January 1985.

Management Agreement

            The Pavilion Apartments are currently managed by MSL Property Management Inc., an unaffiliated property manager, under a five year agreement as extended in January 1999. The agreement will also terminate on the earlier sale or disposition of the Pavilion Apartments.

2000 Fiscal Year

            Rental Revenue for the year ended December 31, 2000, was $2,382,348 as compared with $2,189,322 for the 1999 calendar year. The increase in income in 2000 reflected increased rental rates for apartments at the project as well as reduced vacancies and rental allowances, which while in a reduced amount, were still being utilized to attracted tenants to the Pavilion. Occupancy rates at the project held in the low to mid 90% range for the 2000 year. As of February 12, 2000, the Pavilion Apartments had 5 apartments out of 312 available for rent. These 5 apartments are included in twenty-two presently vacant apartments, with 16 apartments rented for occupancy in February 2000, while the remaining vacant unit is the model apartment. The twenty-two apartments presently vacant equates to a physical occupancy of 92.9%.

            Operating Expenses, consisting mainly of real estate taxes, repairs and maintenance and utilities, increased in 2000 to $782,764 as compared to the 1999 cost of $716,919. This increase reflected increases in amounts spent on Repairs and Maintenance, as well as increased costs for Water and Sewer and Sanitation. In addition there was an increase in Real Estate Taxes as a result of increased tax rates on the project. These were offset to some extent by a decrease in Electric expense at the Pavilion as a result of greater occupancy at the property, with apartment electric being paid for by tenants, and by reducing the amount of electricity used in vacant apartments.

            General and Administrative Expenses for 2000 increased to $830,650 from $752,824 in 1999. This increase resulted from increases in court costs and eviction expenses, and increased costs for security services. In addition, there was an increase in professional fees resulting from increased accruals in anticipation of increased costs for the 2000 annual audit, preparation of tax returns and tax reporting to limited partners.

Capital Improvements, Repairs and Maintenance, and Replacements

            During 2000, in addition to items which were expensed under Cost of Rental Income, substantial sums were spent on capital improvements, upgrades and replacements at the Pavilion Apartments. Among these items were the following:


                      Capitalized Improvements

                                                            Aggregate
                                    Item                 Expenditures
                                    ----                 ------------
Furniture & Fixtures
                      Carpeting                               $80,488
                      Carpet Machine                           $2,327
                      Fitness Center Equipment                 $2,438
                      Security Lighting                        $1,473
                      Stoves/Refrigerators/Dishwashers        $84,649
                                                Total:       $171,375

Building Improvements
                      Bathroom Tile Replacements              $88,878
                      Counter Tops                             $2,660
                      Dumpster Gates                           $2,245
                      Entrance Gates                           $7,378
                      Fire Alarm Box Replacements              $5,317
                      Miscellaneous Interior Improvements      $1,416
                      Office Remodel                           $2,760
                      Roof Repairs                            $64,203
                      Sewer Replacement                       $10,238
                      Sprinkler System Replacements           $25,984
                                                Total:       $211,079
                                                      ---------------

                   Aggregate 2000 Capital Expenditures       $382,454

                                                      ===============

            During 2000, carpeting was replaced in 91 apartments; stoves in 89 apartments; refrigerators in 84 apartments; and dishwashers in 57 apartments.

            Funds for these expenditures were provided from Cash Flow from the Pavilion Apartments and from cash reserves on hand.

Future Capital Improvement and Replacements

            It is anticipated that substantial additional funds will be expended for capital improvements during 2001 and subsequent years in order to keep the Pavilion Apartments competitive in the rental market. Funds for such items may be provided from sources such as Partnership cash reserves and cash flow from the Pavilion Apartments. To the extent these sources are insufficient to complete work which may be required, the Partnership may be forced to explore outside sources of financing. There can be no assurance that sufficient financing can be obtained to complete such work, and the Pavilion Apartments' ability to compete in the rental market may be adversely affected.

            As of March 1, 2001, carpeting in 109 apartments in the Pavilion Apartments is over 3 years old, 171 hot water heaters are over 6 years old; 136 dishwashers, 105 refrigerators and 103 stoves are over 8 years old. In addition to regular ongoing replacements of such items, other major capital items which may be required to be completed during the next few years, include but may not be limited to the following:


                                        Estimated
                                        Potential
               Project                      Costs
               ----------------------------------
Roof Replacements - all buildings        $500,000
Asphalt Overlay for parking Lots         $105,000
Shower Tile & Pan Replacements           $145,000
Sprinkler System Replacement              $55,000


Replacement of the roof on Building F (containing 24 residential units) is expected to commence during March 2001, at an anticipated cost of approximately $34,500.

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

Capital Improvements and Replacements

            During 1999, in addition to items which were expensed under Cost of Rental Income, substantial sums were spent on capital improvements, upgrades and replacements at the Pavilion Apartments. Among these items were the following:


                                                            Aggregate
                                    Item                 Expenditures
                                    ----                 ------------
Furniture & Fixtures
                      Carpeting                               $95,877
                      Copy Machine                             $2,332
                      Security Cameras                         $1,393
                      Stoves/Refrigerators/Dishwashers        $41,185
                                                Total:       $140,787

Building Improvements
                      Aluminum Roof Coating                   $21,935
                      Bathroom Tile Replacements             $140,933
                      Counter Tops                            $16,514
                      Entrance Gates                           $6,480
                      Miscellaneous Interior Improvements     $26,538
                      Parking Lot                              $4,785
                      Roof Repairs                            $38,228
                      Sewer Replacement                       $22,647
                      Sidewalk Replacements                    $4,308
                                                Total:       $282,368
                                                      ---------------

                   Aggregate 1999 Capital Expenditures       $423,155

                                                      ===============

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

Item 8.  Financial Statements and Supplementary Data

                      FJS Properties Fund I, L.P.

                          Financial Statements



                                 INDEX

                                                                  Page
                                                                Number

Report of Independent Certified Public Accountants.................15
Financial statements
     Balance Sheets as of December 31, 2000 and 1999...............16
     Statements of Operations for the years ended
               December 31, 2000, 1999 and 1998....................17
     Statements of Partners' Capital [Deficit] for the years ended
               December 31, 2000, 1999 and 1998....................18
     Statements of Cash Flows for the years ended
               December 31, 2000, 1999 and 1998 ...................19
     Notes To Financial Statements .............................20-24
Supplementary Financial Information
     Report of Independent Certified Public Accountants
               on Supplementary Financial Information..............25
     Real Estate and Accumulated Depreciation......................26

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of FJS Properties Fund I, L.P.

We have audited the accompanying balance sheets of FJS Properties Fund I, LP as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FJS Properties Fund I, LP as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                  BUCHBINDER TUNICK & COMPANY LLP

Boca Raton, Florida
February 2, 2001

                      FJS PROPERTIES FUND I, L.P.
                             Balance Sheets
                       December 31, 2000 and 1999

                                                     2000       1999

                                 ASSETS
Current assets:
     Cash and cash equivalents                    $  188,122 $  217,906
     Cash - escrow                                    64,184    119,379
     Cash - security deposits                        125,015    132,748
     Tenant receivables                               13,215        -
     Other current assets                             21,446     22,268
                                                  ---------- ----------

          Total current assets                       411,982    492,301
                                                  ---------- ----------

Property investment:
     Land                                          2,296,804  2,296,804
     Buildings                                     6,569,125  6,569,125
     Furniture, fixtures and improvements          2,758,619  2,376,165
                                                  ---------- ----------

          Totals - at cost                        11,624,548 11,242,094
     Less: accumulated depreciation               (5,427,009)(5,073,750)
                                                  ----------------------

     Property investment - net                     6,197,539  6,168,344
                                                  ---------- ----------

Other assets                                         189,602    250,216
                                                  ---------- ----------

          Total assets                            $6,799,123 $6,910,861
                                                  ========== ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
     Accounts payable                             $  117,747 $  108,403
     Accrued interest                                 37,045     37,740
     Other accrued expenses                            7,093      6,755
     Due to related party                             16,704     16,689
     Tenant security deposits payable                125,015    132,748
     Prepaid rent                                     27,597        -
     Mortgage payable - current portion               94,971     85,557
     Deferred income - current portion                 7,143      7,143
                                                  ---------- ----------

          Total current liabilities                  433,315    395,035
                                                  ---------- ----------

Long-term liabilities:
     Mortgage payable - non-current portion        4,465,099  4,559,381
     Deferred income - non-current portion            10,714     17,857
                                                  ---------- ----------

          Total long-term liabilities              4,475,813  4,577,238
                                                  ---------- ----------

Partners' capital (deficit):
     General partner                              (1,216,959)(1,216,473)
     Limited partners                              3,106,954  3,155,061
                                                  ---------- ----------

          Total partners' capital (deficit)        1,889,995  1,938,588
                                                  ---------- ----------

          Total liabilities  and  partners'
           capital   (deficit)                    $6,799,123 $6,910,861
                                                  ========== ==========
 See notes to financial statements.

                      FJS PROPERTIES FUND I, L.P.
                        Statement of Operations
         For the years ended December 31, 2000, 1999, and 1998

                                        2000        1999        1998
                                        ----        ----        ----

Revenue:
     Rental                            $2,382,348 $2,189,322 $2,081,901
     Interest                               9,261     12,324     23,664
                                       ----------  ---------  ---------

          Total Revenue                 2,391,609  2,201,646  2,105,565
                                       ----------  ---------  ---------

Expenses:
     Operating                            782,764    716,919    625,402
     General and administrative           830,650    752,824    689,444
     Interest                             449,120    456,410    463,687
     Depreciation and amortization        377,668    326,059    289,180
     Other                                    ---        ---      2,900
                                       ----------  ---------  ---------

          Total expenses                2,440,202  2,252,212  2,070,613
                                       ----------  ---------  ---------

Net income (loss)                      $  (48,593) $ (50,566) $  34,952
                                       =========== ========== =========


Income (loss) per limited partnership
unit                                     $  (2.87) $   (2.98) $    2.06
                                       =========== ========== =========

Distributions per limited partnership
unit                                    $    0.00 $     4.48  $    6.23
                                       ========== ==========  =========


Weighted average number of limited
     partnership units outstanding         16,788     16,788     16,788
                                       ----------  ---------  ---------


                   See notes to financial statements.

                      FJS PROPERTIES FUND I, L.P.
               Statements of Partners' Capital (Deficit)
          For the years ended December 31, 2000, 1999 and 1998

                                      General      Limited
                                       Partner     Partners       Total

Partners' capital (deficit)
   - December 31, 1997                (1,214,501)  3,350,320   2,135,819

Net income for the year ended
   December 31, 1998                         350      34,602      34,952

Distributions to Partners                 (1,056)   (104,591)   (105,647)
                                    -------------  ----------  ----------

Partners' capital (deficit)
   - December 31, 1998                (1,215,207)  3,280,331   2,065,124

Net (loss) for the year ended
   December 31, 1999                        (506)    (50,060)    (50,566)

Distributions to Partners                   (760)    (75,210)    (75,970)
                                    -------------  ----------  ----------

Partners' capital (deficit)
   - December 31, 1999              $ (1,216,473)  $3,155,061  $1,938,588

Net (loss) for the year ended
   December 31, 2000                        (486)    (48,107)    (48,593)
                                    -------------  ----------  ----------

Partners' capital (deficit)
   - December 31, 2000              $ (1,216,959)  $3,106,954  $1,889,995
                                    =============  ==========  ==========



                   See notes to financial statements.

                      FJS PROPERTIES FUND I, L.P.
                        Statements of Cash Flows
          For the years ended December 31, 2000, 1999 and 1998

                                                  2000     1999      1998
                                                  ----     ----      ----

Operating activities:
  Net income (loss)                             $(48,593)$ (50,566)$ 34,952
  Adjustments to reconcile net income
   (loss)to net cash provided by operating
    activities:
     Depreciation                                353,259   301,651  264,772
     Amortization                                 24,408    24,408   24,408
     Deferred income                              (7,143)   (7,143)  (7,143)
  Changes in assets and liabilities:
   Decrease (increase) in escrow                  55,195    29,238  (50,956)
   Decrease (increase) in security deposits        7,733    (7,351)  (3,519)
   Increase in tenant receivables                (13,215)       -       -
   Decrease in other current assets                  822     3,484   10,219
   Decrease (increase) in other assets            36,206    (3,283)  (4,954)
   Increase (decrease) in accounts payable and
     accrued expenses                              8,987    41,119  (30,888)
   Increase (decrease) in due to related party        15    (3,018)  (6,431)
   (Decrease) increase in tenant security
     deposits payable                             (7,733)    7,351    3,519
   Increase in prepaid rent                       27,597      -         -
                                                -------- --------- --------

     Net cash provided by operating activities   437,538   335,890  233,979
                                               ---------   ------- --------

Investing activities:
  Capital expenditures                         (382,454)  (423,155)(134,645)
                                               --------- -------- ----------

     Net cash (used in) investing activities   (382,454)  (423,155)(134,645)
                                               --------- -------------------

Financing activities:
  Principal payments on mortgages               (84,868)   (77,641) (70,451)
  Cash distributions to Partners                      -    (75,970)(105,647)
                                              ---------  -------------------

     Net cash (used in) financing activities    (84,868)  (153,611)(176,098)
                                               -------- -------------------

Net (decrease) increase in cash
   and cash equivalents                         (29,784)  (240,876) (76,764)

Cash and cash equivalents - beginning of year   217,906    458,782  535,546
                                                ------- ---------- --------

Cash and cash equivalents - end of year        $188,122 $  217,906 $458,782
                                               ======== ========== ========

Supplemental disclosure of cash flow information:
  Interest paid                                $449,815 $  457,043 $464,260
                                               ======== ========== ========



                   See notes to financial statements.

                      FJS PROPERTIES FUND I, L.P.
               Notes to Financial Statements (Continued)
                    December 31, 2000, 1999 and 1998



Note 1 - Organization

     FJS Properties Fund 1, LP (the "Partnership") was formed under the Delaware Revised Uniform Limited Partnership Act on October 5,1984. The Partnership owns and operates the Pavilion, a 312 unit garden apartment complex in West Palm Beach, Florida. The Partnership operates under one reportable segment.

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

   Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $353,259, $301,651, and $264,772, respectively.

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

                      FJS PROPERTIES FUND I, L.P.
               Notes to Financial Statements (Continued)
                    December 31, 2000, 1999 and 1998


   Cash Equivalents

   The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   Concentration of Credit Risk

   Financial instruments that subject the Partnership to concentrations of credit risk include cash. The Partnership had amounts on deposit with financial institutions which are approximately $95,000, $270,000, and $454,000 in excess of the amounts insured for December 31, 2000, 1999, and 1998, respectively. The Partnership does not require collateral for financial instruments.

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

   Advertising

   The Partnership expenses advertising cost as incurred. Advertising expense for the years ended December 31, 2000, 1999, and 1998 was $37,323, $36,321,
   and $36,773, respectively.

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

                      FJS PROPERTIES FUND I, L.P.
               Notes to Financial Statements (Continued)
                    December 31, 2000, 1999 and 1998


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

Note 4 - Other Assets

   A summary of other assets is as follows:


                                              2000            1999
                                             --------        ------
Cash in escrow - replacement reserves        $  89,272     $  124,183
Loan acquisition fees - net of amortization
of $164,255, and $139,847 at
December 31, 2000 and 1999, respectively        79,840        104,248
Deposits                                        20,490         21,785
                                            ----------     ----------
                                            $  189,602     $  250,216
                                            ==========     ==========

Note 5 - Mortgage Payable

   The Partnership has a loan of $5,000,000 that is serviced by Bank United of Texas that is collateralized by a first mortgage lien on the property and all personal property and income from the project. This loan is for a term of ten years with an interest rate of 9.75% per annum. The loan is repayable in equal monthly installments of $44,557 for principal and interest with a balloon payment due in ten years. The loan requires deposits with the lender for real estate taxes, insurance premiums, a debt service reserve of one month's payment, as well as deposits for replacement reserves for the project. These amounts are included in cash escrow and other assets on the balance sheet.

                      FJS PROPERTIES FUND I, L.P.
               Notes to Financial Statements (Continued)
                    December 31, 2000, 1999 and 1998



   At December 31, 2000 maturities of the mortgage payable are as follows:


   2001                                          94,971
   2002                                         103,897
   2003                                         114,492
   2004                                       4,246,710
                                             ----------

   Total mortgage payable                    $4,560,070
                                             ==========

   The fair value of the Partnership's mortgage payable, which is determined by discounting expected cash flows based on the Partnership's projected current incremental borrowing rate, is approximately equal to the current obligation.

Note 6 - Related Party Transactions

   The Managing General Partner, pursuant to the Partnership Agreement, has earned Property Management Fees of $118,518, $107,540, and $103,806 for the years ended December 31, 2000, 1999, and 1998, respectively, of which, $94,242, $86,032, and $83,045, respectively, was paid to an unaffiliated Florida based management company. These fees are based on a percentage of gross rental income as defined in the agreement.

   Also pursuant to the Partnership Agreement the Managing General Partner has earned Partnership Management Fees of $0, $3,172, and $6,673, for the years ended December 31, 2000, 1999, and 1998, respectively, which represents 4% of adjusted cash flow as defined in the agreement.

   Additionally, in accordance with provisions of the Partnership Agreement, the Partnership has agreed to pay to the Managing General Partner, administrative service fees. These fees amounted to $24,000 for the year ended December 31, 2000, $27,000 for the year ended December 31, 1999, and $24,000 for the year ended December 31, 1998.

   The Managing General Partner received distributions from cash flows of $0, $760, and $1,056, during the years ended December 31, 2000, 1999, and 1998, respectively.

                      FJS PROPERTIES FUND I, L.P.
               Notes to Financial Statements (Continued)
                    December 31, 2000, 1999 and 1998



Note 7 - Income Taxes

   The reconciliation of net (loss) as reported in the statements of operations and as would be reported for tax purposes for the years ended December 31, 2000, 1999, and 1998, are as follows:


                                             December 31,
                                             ------------

                                        2000         1999         1998
                                       ------       ------       -----
Net income (loss) -
   statement of operations         $ (48,593)  $ (50,566)     $  34,952

Tax depreciation in excess
   of book depreciation             (57,797)      (67,099)     (71,010)
                                  -----------   ----------   ----------

Net (loss) for tax purposes       $ (106,390)  $ (117,665)   $ (36,058)
                                  ===========  ===========   =========

                       FJS PROPERTIES FUND I, LP
        Schedule III - Real Estate and Accumulated Depreciation




           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                 ON SUPPLEMENTARY FINANCIAL INFORMATION


To the Partners of
FJS Properties Fund I, LP

We have audited the financial statements of FJS Properties Fund I, LP as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 2, 2001. Our audits also included the financial statement Schedule III of FJS Properties Fund I. LP. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         BUCHBINDER TUNICK & COMPANY LLP

Boca Raton, Florida
February 2, 2000

                       FJS PROPERTIES FUND I, LP
        Schedule III - Real Estate and Accumulated Depreciation




                                                   Initial Cost to Partnership

                                                                  Costs
                                                  Buildings,   Capitalized
                                                  Furniture,    Subsequent
                                                  Fixtures,   to Acquisition
                                                     and
    Description      Encumbrances      Land      Improvements  Improvements
------------------- -------------- ------------ ----------------------------

Pavilion Apartments
 West Palm Beach,
      Florida        $ 4,560,070   $ 2,296,804   $ 7,196,789   $ 2,130,955
                     ===========   ===========   ===========   ===========



                        Gross Amount at Which
                     Carried at Close of Period

                   ----------

                                                                                       Life on
                                                                                        Which
                                                                                     Depreciation
                             Buildings,                            Year               in Latest
                             Furniture,                        of Construc-            Income
                             Fixtures,   (1) (2)   Accumulated     tion       Date   Statement is
   Description       Land       and       Total    Depreciation             Acquired  Computed
                             Improveme
                                nts
------------------ --------- ---------- ---------- ------------------------ -------- -----------
Pavilion Apartments
West Palm Beach,
Florida            $2,296,804 $9,327,744 $11,624,548  $5,427,009    1972       1/85    3-30 yrs
                   ========== ==========

(1)The aggregate cost for federal income tax purposes is $9,715,898.
(2)A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 2000 and 1999 is as follows:


                      Cost as of December 31,


                                    2000          1999
                              -------------- ------------
Balance at beginning of year    $11,242,094   $10,818,939
Improvements                        382,454       423,155
                                -----------   -----------

Balance at end of year          $11,624,548   $11,242,094
                                ===========   ===========

(3)A reconciliation of accumulated depreciation for the years ended December 31, 2000, and 1999 is as follows:


                               Cost as of December 31,


                                 2000          1999
                            ----------------------------
Balance at beginning of year   $ 5,073,750   $ 4,772,099
Expense                            353,259       301,651
                              ------------   -----------

Balance at end of year         $ 5,427,009   $ 5,073,750
                               ===========   ===========

See independent accountants' report on supplementary financial information.

Item 9.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None

                                PART III

Item 10.  Directors and Executive Officers of the Registrant

      Registrant has no officers or directors. FJS Properties, Inc., the General Partner, manages and controls the Registrant's affairs and has general responsibility and ultimate auth ority in all matters affecting its business. The names and ages of, as well as the positions held by, the officers and directors of the General Partner are as follows:


                                                              SERVED AS AN
                                                             OFFICER AND/OR
NAME                       AGE     OFFICES HELD               DIRECTOR SINCE
----                       ---     ------------               --------------

A Andrew C. Alson           55     President and Director         1/85
Lawrence E. Bathgate II     61     Director                       10/84

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

      Mr. Conway, age 60, is currently and since 1995 has been a principal of Druker, Rahl & Fein, Business Consultants and Certified Public Accountants, with offices in Princeton, New Jersey. From 1988 until 1995, Mr. Conway was the Senior Manager of the Insolvency and Reorganization and Sports and Entertainment practice of Withum, Smith & Brown, a Princeton, New Jersey certified public accounting firm.

Compliance with Section 16(a) of the Exchange Act
      Based solely upon a review of Forms 3 and 4 (17 CFR 249.103 and 249.104) and any amendments thereto furnished to Registrant under Rule 16a-3(d) (17 CFR 240.16a-3(e) or written representations received by Registrant that no Forms 5 were required, Registrant believes that other than as hereinafter noted there were no officers, directors or beneficial owners of more than 10% of any class of equity securities of Registrant registered pursuant to Section 12, that failed to file on a timely basis any reports required by Section 16(a) during the most recent fiscal years. As noted above, as of June 10, 1997, Donald F. Conway may be deemed a beneficial owner of 80% of the general partner of Registrant and a controlling person of FJS Properties, Inc. and Registrant. Mr. Conway has advised that no filings were required for a one year period after such appointment, and it would appear that a filing was required to have been made in June 1998. Registrant has not been advised of any filings by Mr. Conway as of March 15, 2001.

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

Units of Registrant except for the five Units owned by Mr. Bathgate, as the initial limited partner.

                Ownership of more than 5% of Registrant:

(1) Title of Class     (2) Name and      (3) Amount and   (4) Percent of Class
------------------     ------------      --------------   --------------------
                        Address of     nature of Beneficial
                        ----------     --------------------
                     Beneficial Owner      Ownership
                     ----------------      ---------

 Units of Limited    The Family Trust  1,558 Units - legal      9.28%
   Partnership       340 North Avenue    and beneficial
                    Cranford, NJ 07016       owner
------------------  ------------------ ------------------ ------------------

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

Item 13.  Certain Relationships and Related Transactions

      During Registrant's fiscal years ended December 31, 2000, 1999, and 1998 the General Partner and certain affiliated entities have earned or received compensation or payments for services from Registrant or its General Partner as follows:
                                                      Reimbursement/Compensation
                                                      --------------------------

Name of Recipient     Capacity in Which served or         2000   1999      1998
                      Payment Received
-----------------     ----------------

FJS Properties, Inc.  General Partner3                     $0     $760    $1,056
                      Partnership Management Fee           $0   $3,172    $6,673
                      Property Management Fee4        $24,276  $21,508   $20,760
                      Administrative Expenses5        $24,000  $27,000   $24,000
                      Tender Offer Administrative Fees6    $0       $0    $9,000
                                                     -------- -------- ---------
                      Table Continued on next Page.
--------

3 Represents the General Partner's interest in Adjusted Cash From Operations. Under Registrant's Partnership Agreement 99% of the Net Income and Net Loss of Registrant was allocated to the Limited Partners and 1% was allocated to the General Partner. Pursuant thereto, for the years ended December 31, 2000, 1999, and 1998, ($1,064), ($1,177), and $360 of the Registrant's taxable income (loss) was allocated to FJS Properties, Inc. For further information, reference is made to the material contained in the Prospectus under the heading "MANAGEMENT COMPENSATION."

4 The following property management fees were applicable to the years 2000, 1999, and 1998:


  YEAR         Aggregate         Retained by      Paid to local
            Management Fee     General Partner     unaffiliated
                                                    management
                                                     company
  2000         $118,518            $24,276           $94,242
  1999         $107,540            $21,508           $86,032
  1998         $103,805            $20,760           $83,045
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

Name of Recipient        Capacity in Which served or   2000      1999      1998
                         Payment Received
-----------------        ----------------

Lawrence E. Bathgate II  Initial Limited Partner7        $0       $22       $31
Other Officers/Director  Officer/Director of General     $0        $0        $0
of General Partner       Partner
                                                   -------- --------- ---------

      In addition, certain officers and directors of the General Partner receive compensation from the General Partner and/or its affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.
--------

7 Represents distribution of Adjusted Cash From Operations attributable to the five Units Owned by Mr. Bathgate. For the years ended December 31, 2000, 1999, and 1998, ($31.57), ($34.69), and $10.63 of the Registrant's taxable income (loss) was allocated to his Units.

                                 PART IV

Item 14.  Exhibits Financial Statement Schedules, and Reports On Form 8-K
          ---------------------------------------------------------------

         (a)1&2 Financial Statements:  See Index to Financial Statements in Item
            8.

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

                  (m) Multifamily Note, dated March 29, 1994, made by FJS Properties Fund I, L.P. to Long Beach Bank, FSB, in the principal amount of $5,000,000, incorporated by reference to
                  Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No 0- 15755).

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

                  None

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

                                          FJS PROPERTIES FUND I, L.P.
                                          FJS PROPERTIES, INC.

                                          General Partner

Dated:  March 15, 2001                        By:  Andrew C. Alson
                                                 -------------------------------
                                                Andrew C. Alson,
                                                President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.



Dated:  March 14, 2001                        By:  Lawrence E. Bathgate, II
                                                 -------------------------------
                                                Lawrence E. Bathgate,
                                                II  Director of the
                                                General Partner


Dated:  March 15, 2001                        By:  Andrew C. Alson
                                                 -------------------------------
                                                Andrew C. Alson,
                                                President and Director
                                                of the General Partner
                                                (Principal Executive
                                                Officer and Principal
                                                Financial Officer)



                                 Page S-1