Form 10-Q
period 2001-03-31
FJS PROPERTIES FUND I LP
filed 2001-05-15
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                      --------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 2001         Commission File Number 0-15755
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

                             Yes   X      No
                                 -----       ------

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of May 5, 2001.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



Part I: FINANCIAL INFORMATION

Item 1:   Financial Statements

         Balance sheets as of March 31, 2001 [Unaudited]
         and December 31, 2000....................................     1

         Statement of Operations for the three months ended
         March 31, 2001 and 2000 [Unaudited]......................     2

         Statement of Partners' Capital for the three months
         ended March 31, 2001 [Unaudited].........................     3

         Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000 [Unaudited]......................     4

         Notes to Financial Statements [Unaudited]................     5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................     6

Part II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.........................     7

Signature.........................................................     8

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------


FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------

BALANCE SHEETS
------------------------------------------------------------------------------

                                                        March 31,   December 31,
                                                        ---------   ------------
                                                         2 0 0 1       2 0 0 0
                                                         -------       -------
                                                       [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                            $   137,229   $  188,122
  Cash - Escrow                                            126,641       64,184
  Cash - Security Deposits                                 140,433      125,015
  Tenant Receivables                                         5,470       13,215
  Other Current Assets                                       6,186       21,446
                                                       -----------   ----------

Total Current Assets                                       415,959      411,982
                                                       -----------   ----------

Property Investment:
  Land                                                   2,296,804    2,296,804
  Buildings                                              6,569,125    6,569,125
  Furniture, Fixtures and Improvements                   2,840,534    2,758,619
                                                       -----------   ----------

Totals - At Cost                                        11,706,463   11,624,548
Less: Accumulated Depreciation                          (5,523,104)  (5,427,009)
                                                       ------------  -----------

Property Investment - Net                                6,183,359    6,197,539
                                                       -----------   ----------

Other Assets                                               199,087      189,602
                                                       -----------   ----------

Total Assets                                           $ 6,798,405   $6,799,123
                                                       ===========   ==========

Liabilities and Partners' Capital (Deficit):
Current Liabilities:
  Accounts Payable                                     $    71,287   $  117,747
  Accrued Interest                                          36,861       37,045
  Other Accrued Expenses                                    54,488        7,093
  Due to Related Party                                       4,665       16,704
  Tenant Security Deposits Payable                         140,433      125,015
  Prepaid Rent                                              18,592       27,597
  Mortgage Payable - Current Portion                        97,288       94,971
  Deferred Income - Current Portion                          7,143        7,143
                                                       -----------   ----------

Total Current Liabilities                                  430,757      433,315
                                                       -----------   ----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                 4,440,063    4,465,099
  Deferred Income - Non-Current Portion                      8,928       10,714
                                                       -----------   ----------

Total Long-Term Liabilities                              4,448,991    4,475,813
                                                       -----------   ----------

Partners' Capital (deficit):
  General Partner                                       (1,216,672)  (1,216,959)
  Limited Partners                                       3,135,329    3,106,954
                                                       -----------   ----------

Total Partners' Capital (deficit)                        1,918,657    1,889,995
                                                       -----------   ----------

Total Liabilities and Partners' Capital (deficit)      $ 6,798,405   $6,799,123
                                                       ===========   ==========

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                            Three months ended
                                                                 March 31,
                                                           2 0 0 1      2 0 0 0
                                                           -------      -------
Revenue:
  Rental                                                 $  583,458  $  581,120
  Interest                                                    1,996       2,449
                                                         ----------  ----------

   Total Revenue                                            585,454     583,569
                                                         ----------  ----------


Expenses:
  Operating                                                 144,899     148,891
  General and administrative                                198,930     185,724
  Interest                                                  110,767     113,052
  Depreciation and amortization                             102,196      90,003
                                                         ----------  ----------

   Total expenses                                           556,792     537,670
                                                         ----------  ----------

Net income                                               $   28,662  $   45,899
                                                         ==========  ==========


Income per limited partnership unit                      $     1.69  $     2.71
                                                         ==========  ==========

Distributions per limited partnership unit.              $     0.00  $     0.00
                                                         ==========  ==========

Weighted average number of limited
  partnership units outstanding                              16,788      16,788
                                                         ----------  ----------


See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL
[UNAUDITED]
------------------------------------------------------------------------------


                                                                        Total
                                             General     Limited      Partners'
                                             Partner    Partners       Capital

Partners' Capital (Deficit) -
 December 31,2000                        $(1,216,959)   $3,106,954   $1,889,995

  Net Income for the three months
      ended March 31, 2001                       287        28,375       28,662
                                          ----------   -----------   ----------

Partners' Capital (Deficit) -
  March 31, 2001 [Unaudited]             $(1,216,672)  $ 3,135,329   $1,918,657
                                         ============  ===========   ==========



See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                          Three months ended
                                                               March 31,
                                                               ---------
                                                          2 0 0 1      2 0 0 0
                                                          -------      -------

Operating activities:
  Net income                                           $    28,662   $   45,899
  Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation                                             96,095       83,901
   Amortization                                              6,101        6,102
   Deferred Income                                          (1,786)      (1,786)

  Changes in Assets and Liabilities:
     (Increase) in escrow                                  (62,457)      (6,499)
     (Increase) in security deposits                       (15,418)     (16,369)
     Decrease in Tenant Receivables                          7,745            0
     Decrease in other current assets                       15,260       13,334
     (Increase) decrease in other assets                   (15,586)      11,940
     Increase in accounts payable
          and accrued expenses                                 751       26,300
     (Decrease) in prepaid rents                            (9,005)           0
     (Decrease) increase in due to related party           (12,039)     (11,904)
     Increase in tenant security deposits                   15,418       16,369
                                                       -----------   ----------

   Total Adjustments                                        25,079      121,388
                                                       -----------   ----------

  Net Cash Provided by Operating Activities                 53,741      167,287
                                                       -----------   ----------

Investing Activities:
  Capital Expenditures                                     (81,915)    (109,928)
                                                       ------------  -----------

   Net Cash (used in) Investing Activities                 (81,915)    (109,928)
                                                       ------------  -----------

Financing Activities:
  Principal Payments on Mortgages                          (22,719)     (20,451)
                                                       ------------  -----------

   Net cash (used in) Financing Activities                 (22,719)     (20,451)
                                                       ------------  -----------

  Net (decrease) increase in cash and cash equivalents     (50,893)      36,908

Cash and Cash Equivalents - Beginning of Periods           188,122      217,906
                                                       -----------   ----------

  Cash and Cash Equivalents - End of Periods           $   137,229   $  254,814
                                                       ===========   ==========

Supplemental disclosure of cash flow information:
  Interest paid                                        $   111,134   $  113,220
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

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------




[A] Significant Accounting Policies

Significant accounting policies of FJS Properties Fund I, L.P. are set forth in the Partnership's Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

[B] Basis of Reporting

The balance sheet as of March 31, 2001, the statements of operations for the three months ended March 31, 2001 and 2000, the statement of partners' capital (deficit) for the three months ended March 31, 2001, and the statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at March 31, 2001, and the results of its operations and cash flows for the three months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 2000.

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

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the mid-90% range for the first quarter of 2001. Physical occupancy stands at 97% as of May 4, 2001. Of the seven vacant apartments (excluding the one vacant model apartment) 4 are available for rent with the remaining three apartments pre leased for May occupancy.

Rental revenues for the three month period ended March 31, 2001, remained substantially unchanged at $583,458 as compared to $581,120 for the comparable period of the prior year. Operating expenses, consisting mainly of real estate taxes, repairs and maintenance and utilities decreased slightly to $144,899 from $148,891 for the comparable three month periods of 2001 and 2000 respectively.

During  the  first  quarter  of  2001  the  following   sums  were  expended  on
capitalizable replacements.

               Item                                Amount spent
Stoves/Refrigerators/Dishwashers                   $      5,630
Carpeting                                                28,256
Tile Replacement                                          7,627
Roofs                                                    16,200
Dumpster Gates                                           11,698
Counter Tops                                              9,960
Misc. Interior Improvements                               2,544
                                                   ------------
Total:                                             $     81,915
                                                   ============

General and administrative expenses increased to $198,930 as compared to $185,724 for the comparable three month period of the prior year. This reflects increases in payroll and court costs and eviction expenses.

While the first quarter general and administrative expenses show only a small increase in insurance expense as compared to 2000, the Partnership has received notice that the renewal premium for the period from April 1, 2001 through March 31, 2002, has increased substantially from $66,690 to $118,766. Our managing agent is in the process of seeking alternatives for this coverage. We are unable to predict at this time whether a lower cost alternative can be found.

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


                                 FJS PROPERTIES FUND I, L.P.




Date: May 5, 2001                By: /s/ Andrew C. Alson
                                    ----------------------------------
                                       Andrew C. Alson
                                       (President and Chief Financial Officer)
                                       FJS Properties, Inc.
                                       General Partner