Form 10-Q
period 2001-06-30
FJS PROPERTIES FUND I LP
filed 2001-08-14
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                      --------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 2001          Commission File Number 0-15755
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

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of August 8, 2001.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



Part I: FINANCIAL INFORMATION

Item 1:   Financial Statements

         Balance Sheets as of June 30, 2001 [Unaudited]
         and December 31, 2000....................................     1

         Statements of Operations for the three and six months ended
         June 30, 2001 and 2000 [Unaudited].......................     2

         Statement of Partners' Capital (Deficit) for the six months
         ended June 30, 2001 [Unaudited]..........................     3

         Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000 [Unaudited].......................     4

         Notes to Financial Statements [Unaudited]................     5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................     6

Part III: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.........................     8

Signature.........................................................     9

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------

BALANCE SHEETS
------------------------------------------------------------------------------

                                                        June 30,    December 31,
                                                        --------    ------------
                                                         2 0 0 1       2 0 0 0
                                                         -------       -------
                                                       [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                            $   254,451   $  188,122
  Cash - Escrow                                             84,429       64,184
  Cash - Security Deposits                                 131,271      125,015
  Tenant Receivables                                        14,903       13,215
  Other Current Assets                                      89,273       21,446
                                                       -----------   ----------

Total Current Assets                                       574,327      411,982
                                                       -----------   ----------

Property Investment:
  Land                                                   2,296,804    2,296,804
  Buildings                                              6,569,125    6,569,125
  Furniture, Fixtures and Improvements                   2,904,364    2,758,619
                                                       -----------   ----------
Totals - At Cost                                        11,770,293   11,624,548
Less: Accumulated Depreciation                          (5,620,595)  (5,427,009)
                                                       -----------   ----------

Property Investment - Net                                6,149,698    6,197,539
                                                       -----------   ----------

Other Assets                                               148,519      189,602
                                                       -----------   ----------

Total Assets                                           $ 6,872,544   $6,799,123
                                                       ===========   ==========

Liabilities and Partners' Capital (Deficit):
Current Liabilities:
  Accounts Payable                                     $   110,780   $  117,747
  Accrued Interest                                          36,671       37,045
  Other Accrued Expenses                                   101,830        7,093
  Due to Related Party                                       4,613       16,704
  Tenant Security Deposits Payable                         131,271      125,015
  Prepaid Rent                                              27,089       27,597
  Mortgage Payable - Current Portion                        99,662       94,971
  Deferred Income - Current Portion                          7,143        7,143
                                                       -----------   ----------

Total Current Liabilities                                  519,059      433,315
                                                       -----------   ----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                 4,414,411    4,465,099
  Deferred Income - Non-Current Portion                      7,143       10,714
                                                       -----------   ----------

Total Long-Term Liabilities                              4,421,554    4,475,813
                                                       -----------   ----------

Partners' Capital (deficit):
  General Partner                                       (1,216,540)  (1,216,959)
  Limited Partners                                       3,148,471    3,106,954
                                                       -----------   ----------

Total Partners' Capital (deficit)                        1,931,931    1,889,995
                                                       -----------   ----------

Total Liabilities and Partners' Capital (deficit)      $ 6,872,544   $6,799,123
                                                       ===========   ==========

See Accompanying Notes to These Financial Statements.

PART 1 - FINANCIAL INFORMATION
Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS [UNAUDITED]
------------------------------------------------------------------------------


                                  Three months ended         Six months ended
                                       June 30,                  June 30,
                                       --------                  --------
                                  2 0 0 1     2 0 0 0      2 0 0 1      2 0 0 0
                                  -------     -------      -------      -------
Revenue:
  Rental                       $   610,645 $   617,048   $1,194,104  $1,198,168
  Interest                           1,505       2,000        3,500       4,449
                               ----------- -----------   ----------  ----------

  Total Revenue                    612,150     619,048    1,197,604   1,202,617
                               ----------- -----------   ----------  ----------

Expenses:
  Operating                        192,882     172,005      337,781     320,897
  General and administrative       192,196     198,161      391,127     383,885
  Interest                         110,204     112,546      220,970     225,598
  Depreciation and amortization    103,593      92,923      205,790     182,925
                               ----------- -----------   ----------  ----------

  Total Expenses                   598,875     575,635    1,155,668   1,113,305
                               ----------- -----------   ----------  ----------

Net Income                          13,275      43,413       41,936      89,312
                               =========== ===========   ==========  ==========

Income Per Limited
  Partnership Unit             $      0.78 $      2.56   $     2.47  $     5.27
                               =========== ===========   ==========  ==========

  Distributions Per Limited
   Partnership Unit.           $         0 $         0   $        0  $        0

  Weighted Average Number of
   Limited Partnership Units
   Outstanding                      16,788      16,788       16,788      16,788

See Accompanying Notes to These Financial Statements.

PART 1 - FINANCIAL INFORMATION
Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL (DEFICIT) [UNAUDITED]
------------------------------------------------------------------------------


                                                                        Total
                                             General     Limited      Partners'
                                             Partner    Partners       Capital

Partners' Capital (Deficit) -
  December 31, 2000                       $(1,216,959) $ 3,106,954   $1,889,995

Net Income for the six months
  ended June 30, 2001                            419        41,517       41,936
                                          ----------   -----------   ----------

  Partners' Capital (Deficit) -
   June 30, 2001 [Unaudited]              $(1,216,540) $ 3,148,471   $1,931,931
                                          ===========  ===========   ==========



See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------


                                                           Six months ended
                                                               June 30,
                                                          2 0 0 1      2 0 0 0
                                                          -------      -------

Operating activities:
  Net income                                           $    41,936   $   89,312
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                            193,586      170,721
   Amortization                                             12,204       12,204
   Deferred Income                                          (3,571)      (3,571)

  Changes in Assets and Liabilities:
   (Increase) decrease in escrow                           (20,245)       2,403
   (Increase) in security deposits                          (6,256)      (6,414)
   (Increase) in tenant receivables                         (1,688)           0
   (Increase) in other current assets                      (67,827)     (34,796)
   Decrease in other assets                                 28,879       71,152
   Increase in accounts payable
     and accrued expenses                                   87,396       54,206
   (Decrease) in prepaid rents                                (508)           0
   (Decrease) in due to related party                      (12,091)     (12,135)
   Increase in tenant security deposits                      6,256        6,414
                                                       -----------   ----------

  Net Cash Provided by Operating Activities                258,071      349,496
                                                       -----------   ----------

Investing Activities:
  Capital Expenditures                                    (145,745)    (228,346)
                                                       -----------   ----------

  Net Cash (used in) Investing Activities                 (145,745)    (228,346)
                                                       -----------   ----------

Financing Activities:
  Principal Payments on Mortgages                          (45,997)     (41,404)
                                                       -----------   ----------

  Net cash (used in) Financing Activities                  (45,997)     (41,404)
                                                       -----------   ----------

  Net increase in cash and cash equivalents                 66,329       79,746

Cash and Cash Equivalents - Beginning of Period            188,122      217,906
                                                       -----------   ----------

  Cash and Cash Equivalents - End of Period            $   254,451   $  297,652
                                                       ===========   ==========

Supplemental disclosure of cash flow information:
  Interest paid                                        $   221,344   $  225,937
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

[B] Basis of Reporting

The balance sheet as of June 30, 2001, the statements of operations for the three and six months ended June 30, 2001 and 2000, the statement of partners' capital (deficit) for the six months ended June 30, 2001, and the statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with standards generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at June 30, 2001, and the results of its operations and cash flows for the six months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 2000.

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

The holder of the first mortgage on the Pavilion Apartments has agreed to the withdrawal of $60,000 from an escrow account held by the first mortgagee. These funds are intended to be utilized for capital improvements at the Pavilion Apartments, in particular, among other items, for roof repairs that are needed at the property. $60,000 was disbursed from the escrow account to the Partnership on June 13, 2001. The Partnership will replenish the escrow account with payments of $5,000 per month commencing June 2001 and continuing monthly for twelve months. It is anticipated that cash flow from the Pavilion Apartments will be sufficient to make such payments. A similar withdrawal of $59,675 was made by the Partnership on May 22, 2000. The Partnership replenished this account with payments of $5,000 per month from June 2000, through May 2001.

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the mid-to-low 90% range for the second quarter of 2001. Physical occupancy stands at 92.9% as of August 8, 2001. Of the 21 vacant apartments (excluding the one vacant model apartment) 5 are available for rent with the remaining 16 apartments pre leased for August occupancy.

Rental revenues decreased slightly to $610,645 from $617,048 and to $1,194,104 from $1,198,168 for the three and six month periods ended June 30, 2001, as compared to the comparable periods of the prior year. These decreases resulted from increased vacancies at the Pavilion Apartments which more than offset the increases in rental rates at the project. Operating expenses, consisting mainly of real estate taxes, repairs and maintenance and utilities increased to $192,882 from $172,005 and to $337,781 from $320,897 for the comparable three and six month periods of 2001 and 2000 respectively. The increases resulted primarily from increased replacement costs and substantially increased utility charges for water and sewer and sanitation. In addition they reflect increased real estate taxes for the current year. These were offset to some extent by decreased spending for repairs and maintenance.

During the second quarter of 2001 the following sums were expended on capitalizable replacements.

         Item                             Amount spent

Stoves/Refrigerators/Dishwashers          $     9,055
Carpeting                                 $    25,377
Tile Replacement                          $       600
Roofs                                     $    27,521
Misc. Interior Improvements               $     1,277
                                          -----------

Total                                     $    63,830
                                          ===========

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF  OPERATIONS
------------------------------------------------------------------------------



General and administrative expenses decreased to $192,196 from $198,161 and increased to $391,127 from $383,885 for the comparable three and six month periods of the prior year respectively. This result reflects increases in payroll and court costs and eviction expenses during the periods. In addition, while the first quarter general and administrative expenses showed only a small increase in insurance expense as compared to 2000, the Partnership has received notice that the renewal premium for the period from April 1, 2001 through March 31, 2002, has increased substantially from $66,690 to $118,766. The increase in general and administrative expenses for the second quarter reflects this insurance increase. Our managing agent is in the process of seeking alternatives for this coverage. We are unable to predict at this time whether a lower cost alternative can be found.

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


                                      FJS PROPERTIES FUND I, L.P.




Date: August 8, 2001                  By: /s/ Andrew C. Alson
                                         ----------------------------------
                                         Andrew C. Alson
                                         (President and Chief Financial Officer)
                                         FJS Properties, Inc.
                                         General Partner