Form 10-Q
period 2001-09-30
FJS PROPERTIES FUND I LP
filed 2001-11-08
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                      --------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 2001     Commission File Number 0-15755
                      ------------------                            -------

                           FJS PROPERTIES FUND I, L.P.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           13-3252067
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

      264 Route 537 East
        Colts Neck, NJ                                           07722
        --------------                                           -----
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:       (732) 542-9209
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

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of November 8, 2001.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



Part I: FINANCIAL INFORMATION

Item 1:   Financial Statements

         Balance Sheets as of September 30, 2001 [Unaudited]
         and December 31, 2000....................................     1

         Statements of Operations for the three and nine months ended
         September 30, 2001 and 2000 [Unaudited]..................     2

         Statement of Partners' Capital (Deficit) for the nine months
         ended September 30, 2001 [Unaudited].....................     3

         Statements of Cash Flows for the nine months ended
         September 30, 2001 and 2000 [Unaudited]..................     4

         Notes to Financial Statements [Unaudited]................     5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................     6

Part III: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.........................     8

Signature.........................................................     9

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------

BALANCE SHEETS
------------------------------------------------------------------------------

                                                      September 30, December 31,
                                                      ------------- ------------
                                                         2 0 0 1       2 0 0 0
                                                         -------       -------
                                                       [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                            $   123,431   $  188,122
  Cash - Escrow                                            164,213       64,184
  Cash - Security Deposits                                 139,389      125,015
  Tenant Receivables                                        18,127       13,215
  Other Current Assets                                      56,978       21,446
                                                       -----------   ----------

Total Current Assets                                       502,138      411,982
                                                       -----------   ----------

Property Investment:
  Land                                                   2,296,804    2,296,804
  Buildings                                              6,569,125    6,569,125
  Furniture, Fixtures and Improvements                   2,981,969    2,758,619
                                                       -----------   ----------
Totals - At Cost                                        11,847,898   11,624,548
Less: Accumulated Depreciation                          (5,719,464)  (5,427,009)
                                                       -----------   ----------

Property Investment - Net                                6,128,434    6,197,539
                                                       -----------   ----------

Other Assets                                               157,718      189,602
                                                       -----------   ----------

Total Assets                                           $ 6,788,290   $6,799,123
                                                       ===========   ==========

Liabilities and Partners' Capital (Deficit):
Current Liabilities:
  Accounts Payable                                     $    54,346   $  117,747
  Accrued Interest                                          36,477       37,045
  Other Accrued Expenses                                   149,255        7,093
  Due to Related Party                                       4,582       16,704
  Tenant Security Deposits Payable                         139,389      125,015
  Prepaid Rent                                               5,549       27,597
  Mortgage Payable - Current Portion                       102,094       94,971
  Deferred Income - Current Portion                          7,143        7,143
                                                       -----------   ----------

Total Current Liabilities                                  498,835      433,315
                                                       -----------   ----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                 4,388,130    4,465,099
  Deferred Income - Non-Current Portion                      5,357       10,714
                                                       -----------   ----------

Total Long-Term Liabilities                              4,393,487    4,475,813
                                                       -----------   ----------

Total Liabilities                                        4,892,322    4,909,128
                                                       -----------   ----------

Partners' Capital (deficit):
  General Partner                                       (1,216,899)  (1,216,959)
  Limited Partners                                       3,112,867    3,106,954
                                                       -----------   ----------

Total Partners' Capital (deficit)                        1,895,968    1,889,995
                                                       -----------   ----------

Total Liabilities and Partners' Capital (deficit)      $ 6,788,290   $6,799,123
                                                       ===========   ==========

See Accompanying Notes to These Financial Statements.

PART 1 - FINANCIAL INFORMATION
Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS [UNAUDITED]
------------------------------------------------------------------------------


                                  Three months ended         Nine months ended
                                     September 30,             September 30,
                                     -------------             -------------
                                  2 0 0 1     2 0 0 0      2 0 0 1      2 0 0 0
                                  -------     -------      -------      -------
Revenue:
  Rental                       $   593,804 $   600,939   $1,787,908  $1,799,107
  Interest                           1,005       2,448        4,505       6,897
                               ----------- -----------   ----------  ----------

   Total Revenue                   594,809     603,387    1,792,413   1,806,004
                               ----------- -----------   ----------  ----------

Expenses:
  Operating                        189,300     169,615      527,081     490,512
  General and administrative       226,874     178,957      618,000     562,842
  Interest                         109,627     112,027      330,598     337,625
  Depreciation and amortization    104,971      94,163      310,761     277,088
                               ----------- -----------   ----------  ----------

     Total Expenses                630,772     554,762    1,786,440   1,668,067
                               ----------- -----------   ----------  ----------

Net (Loss) Income                  (35,963)     48,625        5,973     137,937
                               =======================   ==========  ==========

  (Loss) Income Per
     Limited Partnership Unit  $     (2.12)$      2.87   $     0.35  $     8.13
                               =======================   ==========  ==========

  Distributions Per Limited
   Partnership Unit.           $         0 $         0   $        0  $        0

  Weighted Average Number of
   Limited Partnership Units
   Outstanding                      16,788      16,788       16,788      16,788

See Accompanying Notes to These Financial Statements.

PART 1 - FINANCIAL INFORMATION
Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL (DEFICIT) [UNAUDITED]
------------------------------------------------------------------------------


                                                                        Total
                                             General     Limited      Partners'
                                             Partner    Partners       Capital

Partners' Capital (Deficit) -
  December 31, 2000                       $(1,216,959) $ 3,106,954   $1,889,995

Net Income for the nine months
  ended September 30, 2001                        60         5,913        5,973
                                          ----------   -----------   ----------

  Partners' Capital (Deficit) -
   September 30, 2001 [Unaudited]         $(1,216,899) $ 3,112,867   $1,895,968
                                          ===========  ===========   ==========



See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------


                                                           Nine months ended
                                                              September 30,
                                                          2 0 0 1      2 0 0 0
                                                          -------      -------

Operating activities:
  Net income                                           $     5,973   $  137,937
  Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation                                            292,455      258,782
   Amortization                                             18,306       18,306
   Deferred Income                                          (5,357)      37,590

  Changes in Assets and Liabilities:
     (Increase) in escrow                                 (100,029)     (62,570)
     (Increase) in security deposits                       (14,374)      (5,727)
     (Increase) in tenant receivables                       (4,912)           0
     (Increase) in other current assets                    (35,532)     (21,610)
     Decrease in other assets                               13,578       51,770
     Increase in accounts payable
          and accrued expenses                              78,193       59,006
     (Decrease) in prepaid rents                           (22,048)           0
     (Decrease) in due to related party                    (12,122)     (12,059)
     Increase in tenant security deposits                   14,374        5,727
                                                       -----------   ----------

  Net Cash Provided by Operating Activities                228,505      467,152
                                                       -----------   ----------

Investing Activities:
  Capital Expenditures                                    (223,350)    (304,415)
                                                       ------------  -----------

   Net Cash (used in) Investing Activities                (223,350)    (304,415)
                                                       ------------  -----------

Financing Activities:
  Principal Payments on Mortgages                          (69,846)     (62,872)
                                                       ------------  -----------

   Net cash (used in) Financing Activities                 (69,846)     (62,872)
                                                       ------------  -----------

  Net (decrease) increase in cash and cash equivalents     (64,691)      99,865

Cash and Cash Equivalents - Beginning of Period            188,122      217,906
                                                       -----------   ----------

  Cash and Cash Equivalents - End of Period            $   123,431   $  317,771
                                                       ===========   ==========

Supplemental disclosure of cash flow information:
  Interest paid                                        $   331,165   $  338,140
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

[B] Basis of Reporting

The balance sheet as of September 30, 2001, the statements of operations for the three and nine months ended September 30, 2001 and 2000, the statement of partners' capital (deficit) for the nine months ended September 30, 2001, and the statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with standards generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at September 30, 2001, and the results of its operations and cash flows for the nine months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 2000.

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

The holder of the first mortgage on the Pavilion Apartments agreed to the withdrawal of $60,000 from an escrow account held by the first mortgagee. These funds were intended to be utilized for capital improvements at the Pavilion Apartments, in particular, among other items, for roof repairs needed at the property. $60,000 was disbursed from the escrow account to the Partnership on June 13, 2001. The Partnership will replenish the escrow account with payments of $5,000 per month commencing June 2001 and continuing monthly for twelve months. It is anticipated that cash flow from the Pavilion Apartments will be sufficient to make such payments. A similar withdrawal of $59,675 was made by the Partnership on May 22, 2000. The Partnership replenished this account with payments of $5,000 per month from June 2000, through May 2001.

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the low 90% range for the third quarter of 2001. Physical occupancy stands at 91.0% as of October 25, 2001. Of the 28 vacant apartments (excluding the one vacant model apartment) 19 are available for rent with the remaining 9 apartments pre leased for October occupancy.

Rental revenues decreased slightly to $593,804 from $600,939 and to $1,787,908 from $1,799,107 for the three and nine month periods ended September 30, 2001, as compared to the comparable periods of the prior year. These decreases resulted from increased vacancies at the Pavilion Apartments which more than offset the increases in rental rates at the project.

Operating expenses, consisting mainly of real estate taxes, repairs and maintenance and utilities increased to $189,300 from $169,615 and to $527,081 from $490,512 for the comparable three and nine month periods of 2001 and 2000 respectively. The increases resulted primarily from increased repairs and maintenance during the three and nine month periods, as well as replacement costs for the third quarter. The higher utility charges for water and sewer and sanitation during the first two quarters of the year were offset by a reduction in such costs for the third quarter of 2001. In addition both the three and nine month figures reflect increased real estate taxes for the current year.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF  OPERATIONS
------------------------------------------------------------------------------


During  the  third  quarter  of  2001  the  following   sums  were  expended  on
capitalizable replacements.

         Item                                   Amount spent

         Stoves/Refrigerators/Dishwashers          $12,128
         Carpeting                                 $24,922
         Tile Replacement                          $   761
         Roofs                                     $ 3,860
         Misc. Interior Improvements               $ 8,964
         Counter Tops                              $13,225
         A/C Replacement                           $13,745
                                                   -------

         Total:                                    $77,605
                                                   =======

General and administrative expenses increased to $226,874 from $178,957 and increased to $618,000 from $562,842 for the comparable three and nine month periods of the prior year respectively. This result reflects increases in payroll and court costs and eviction expenses during the periods. Payroll increased as a result of the hiring of an additional maintenance employee at the Pavilion, which was necessary to handle the increased maintenance requirements at the property. The increase in court costs and eviction expenses resulted from an increase in tenant delinquencies at the Pavilion. In addition, while the first quarter general and administrative expenses showed only a small increase in insurance expense as compared to 2000, the renewal premium for the period from April 1, 2001 through March 31, 2002, has increased substantially from $66,690 to $118,766. The increase in general and administrative expenses for the second and third quarters reflects this insurance increase.

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


                                       FJS PROPERTIES FUND I, L.P.




Date: November 8, 2001              By: /s/ Andrew C. Alson
                                       ----------------------------------
                                         Andrew C. Alson
                                         (President and Chief Financial Officer)
                                         FJS Properties, Inc.
                                         General Partner