Form 10-K
period 2001-12-31
FJS PROPERTIES FUND I LP
filed 2002-03-22
CIK 756435

FORM 10-K

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

            |X| ANNUAL  REPORT  UNDER  SECTION  13 or  15(d)  OF THE  SECURITIES
                EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

                                     OR
            |_| TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES
                EXCHANGE ACT OF 1934 For the transition period from _________ to
                _________.

                       Commission File number 0-15755
                                              -------

                        FJS PROPERTIES FUND I, L.P.
         -----------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                              13-3252067
     -----------------------------             -------------------------
       (State of other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification No.)

        One Airport Road, Lakewood, NJ                       08701
     ---------------------------------------           -----------------
    (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code 732-363-0666
                                                          ------------

    Securities registered pursuant to Section 12(b) of the Exchange Act:
             Title of each class    Name of each exchange on which registered
                  NONE                             N/A
             -------------                    -------------

    Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Units of Limited Partnership Interest
      ----------------------------------------------------------------
                              (Title of Class)

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

Documents Incorporated by Reference

Prospectus of Registrant, dated June 10, 1985, as supplemented by Supplement dated November 7, 1985, filed pursuant to Rule 424 under the Securities Act of 1933. Annual Report on Form 10-K of Registrant for the fiscal years ended December 31, 1986 through December 31, 2000, filed pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, but each only to the extent expressly incorporated by reference in Parts I, II and III.

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

            For the years ended December 31, 2001, 2000 and 1999, revenues from Pavilion accounted for approximately 99.8%, 99.6% and 99.4% respectively of Registrant's gross revenues.

Competition

            The real estate business is highly competitive and Pavilion has active competition from similar properties in the vicinity. Registrant will also experience competition for potential buyers at such time as it seeks to sell Pavilion.

Employees

            Services are performed by Registrant's employees at Pavilion by nine full-time and one part-time on site personnel. The personnel are under the direct supervision of a local unaffiliated management company which in turn is supervised by the General Partner. Salaries for such on-site personnel are paid by Registrant or by the local unaffiliated management company from fees received from Registrant. The General Partner also provides certain supervisory property management services to Registrant under a management agreement.

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

      First Mortgage: The existing first mortgage affecting the Project is held of record by Greenwich Capital Financial Products, Inc., and serviced by Washington Mutual FSB, Houston, Texas. As of December 31, 2001, the mortgage had an unpaid principal balance of approximately $4,465,788. This mortgage was closed on March 31, 1994, and refinanced the former first mortgage held by The Bank of Tokyo. At that time, a new loan secured by a first mortgage on the project was obtained from the Long Beach Bank, FSB, Orange, California, in the amount of $5,000,000. This loan provides for a term of ten (10) years with an interest rate of 9.75% per annum. The loan is
--------
1BR = Bedroom; B = Bathroom
2Range of rents/unit's rent varies depending on location of unit in the Project.

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

            The following table sets forth the components of the Pavilion Apartments upon which depreciation, for Federal Tax purposes, is taken:


       Item           Tax Basis        Rate         Method         Life
Building               $6,897,424    4% - 5%         ACRS            18 yrs
Improvements             $528,798     Fully           SL             10 yrs
                                   Depreciated
Improvements             $717,772      3.6%          MACRS         27.5 yrs
Improvements              $86,492  1.6% - 2.8%       MACRS         27.5 yrs
Improvements              $60,815  0.2% - 1.3%       MACRS         27.5 yrs
Furniture/Fixtures     $1,048,378     Fully          ACRS             5 yrs
                                   Depreciated
Furniture/Fixtures         $8,644     Fully          MACRS            7 yrs
                                   Depreciated
Furniture/Fixtures         $8,896     4.46%          MACRS            7 yrs
Furniture/Fixtures        $10,336     8.93%          MACRS            7 yrs
Furniture/Fixtures       $183,398     11.52%         MACRS            5 yrs
Furniture/Fixtures       $140,786     19.2%          MACRS            5 yrs
Furniture/Fixtures       $171,376     32.0%          MACRS            5 yrs
Furniture/Fixtures       $151,818     20.0%          MACRS            5 yrs
------------------- ------------- -------------- ------------- ------------

            Ad Valorem Real Estate taxes for the 2001 calendar year were in the amount of $175,303.10 which was based upon an assessed valuation of $7,000,000 and the following millage rates:


      Taxing Authority:              Millage
                                       rate:
County                                4.5500
School State                          5.9350
School Local                          2.6120
City of West Palm Beach               7.9500
So Fl Water Management Dist.          0.2840
So Fl Water Mgmt - Okee Basin         0.3130
Children's Services Council           0.5703
F.I.N.D.                              0.0385
PBC Health Care District              1.1500
Everglades Construction Project       0.1000
County - Debt                         0.3851
School - Debt                         0.4010
City of West Palm Beach - Debt        0.7544
                        Total:       25.0433
------------------------------ -------------

            In addition a non-advalorem assessment of $16,765.46 was levied by the Solid Waste Authority against the Pavilion. The aggregate tax of $192,068.56 was paid in the discounted amount of $184,385.82 in November 2001.

Item 3.  Legal Proceedings

            In July 2001, Mario Raymond, as plaintiff, filed a lawsuit (the "Raymond Lawsuit") in the Circuit Court of the Seventeenth Judicial Circuit, Broward County Florida, Case No:01011644 12. Named defendants in the action were: (a) Registrant, (b) FJS Properties, Inc., the general partner of Registrant, and (c) MSL Property Management, Inc., the onsite managing agent of the Pavilion Apartments. Plaintiff alleged that he was a tenant at the Pavilion Apartments in September 1997, and that "a burner of the kitchen stove supplied by defendants turned on by itself, overheating and boiling hot oil on said burner creating a fire." Plaintiff alleged that "as a result, he became severely burned over 23% of his body." Plaintiff further alleged that "the defendants had previously been notified that the kitchen stove had a propensity to turn on by itself and asked that it be replaced." Plaintiff claims defendants breached their duty to maintain the apartment in a safe and careful manner causing injury to Plaintiff. Plaintiff seeks damages "in excess of Fifteen Thousand ($15,000.00) Dollars" for injuries, pain and suffering, lost wages, medical expenses, and other items both presently and in the future. There is no limit on the damages claimed or which could be awarded.

            At the time of this alleged incident the Pavilion Apartments was insured under a $1,000,000 primary, general liability policy issued by Reliance Insurance Company of Illinois, and under an umbrella liability policy issued by Twin City Fire Insurance Company providing excess liability coverage of Twenty Million Dollars. The excess coverage policy only covers liability over and above the underlying One Million Dollars of coverage, and does not provide any coverage for the first One Million Dollars of any potential judgement.

            In June 2001, Reliance Group Holdings Inc. ("Reliance"), the former parent of Reliance Insurance Company of Illinois, filed for bankruptcy-court protection, and in October 2001, the Commonwealth Court of Pennsylvania ordered the liquidation of the Reliance which included Reliance Insurance Company of Illinois which had been consolidated into the Reliance Group Holdings Inc.

            Upon the insolvency of Reliance the Florida Insurance Guaranty Association, Inc. ("FIGA") was notified of the Raymond Lawsuit and it assumed the obligations of Reliance up to the Florida statutory limit of $300,000 per claim. On February 19, 2002, FIGA advised that the Raymond Lawsuit "claim does not fall within the scope of the 'Florida Insurance Guaranty Association Act'", in that the "policy was written with Reliance Insurance Company of Illinois. This company was not admitted and was not a member insurer as defined by the Florida Insurance Guaranty Association Statute." As an "out-of-state" insurer, its obligations would not be covered by the FIGA, and sole recourse is in a claim against the Receiver for Reliance in the Pennsylvania Liquidation proceeding.

            Registrant and MSL Property Management, Inc. have engaged an attorney to represent the defendants in the Raymond Lawsuit. Registrant is unable at this time to predict the outcome of the lawsuit or to quantify the potential liability of Registrant in this action. In addition, Registrant is unable to evaluate how the existence of this lawsuit could affect Registrant's ability to sell or refinance the Pavilion Apartments or to make distributions of cash to limited partners.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

            No matters were submitted to a vote of security holders during the 2001 calendar year.

                                 PART II

Item 5.  Market for Registrant's Securities and Related Security Holder Matters
        -----------------------------------------------------------------------

            Units of the Registrant are not publicly traded nor is it anticipated that a public trading market will develop for the Units. On and as of December 31, 2001, beneficial interests in an aggregate of 2,437 Units were acquired from the unaffiliated holders thereof, by three third parties (one of which was a prior limited partner of Registrant) at a price of $105 per Unit, pursuant to a tender offer filed with the Securities and Exchange Commission. As of March 15, 2002, there were approximately 542 holders owning an aggregate of 16,788 Units. The General Partner has established a policy of limiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, the Partnership will satisfy one or more applicable safe harbors prescribed by the Internal Revenue Service to avoid having the Partnership classified as a publicly traded partnership which could have adverse tax effects on limited partners. In order to comply with the safe harbor provisions, the transfer of Units may be restricted.

            There were no distributions per Unit of Registrant during the 1985 fiscal year. The Registrant distributed $3.01 per Unit for the 1986 fiscal year, $4.63 per Unit for 1987, $6.59 per Unit for 1988, $14.72 per Unit for 1989,
$7.75 per Unit for 1990, and $1.97 per Unit for the first quarter of 1991. There were no distributions made for the second, third or fourth quarters of 1991, for 1992, or for 1993. Distributions aggregating $5.19 and $5.64 per Unit were made for 1994 and 1995 respectively, and a distribution of $1.54 was made for the first quarter of 1996. No distributions were made for the remaining quarters of 1996. The reduction in distributions in the years from 1989 through 1991, resulted from decreasing interest rates and the reduced occupancy levels that the Pavilion Apartments experienced. When there was cash flow available for distribution during 1992 and 1993, no distributions were made to retain available cash that might be required for use in connection with the refinancing of the existing first mortgage. During the last three quarters of 1996 all available cash flow was utilized for work being done on the Pavilion Apartments. Distributions of aggregating $5.53 per Unit were made for the first three quarters of 1997, and no distribution was made for the fourth quarter of 1997 as all available cash flow was utilized for capital improvements at the Pavilion Apartments. Aggregate distributions of $8.42 per Unit were made for 1998 (including a distribution of $2.19 for the fourth quarter of 1998 which was made in February 1999). A distribution of $2.29 per Unit was disbursed in May 1999, for the first quarter of 1999. No distributions were made for the subsequent quarters of 1999 or during 2000 or 2001, as all available cash flow was utilized for operations and capital improvements at the Pavilion Apartments.

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

   Years Ended
   December 31,
                            2001       2000       1999       1998      1997
                            ----       ----       ----       ----      ----

Total Assets             $6,573,581 $6,799,123 $6,910,861$7,076,729  $7,258,818
Mortgage Note Payable    $4,465,788 $4,560,070 $4,644,938$4,722,579  $4,793,033
Rental Revenue           $2,369,558 $2,382,348 $2,189,322$2,081,901  $2,040,543
Interest Expense -
Mortgages                $  439,634 $ 449,120  $ 456,410 $  463,687  $ 470,769

Net Profit [Loss]        $ (104,522)$ (48,593) $ (50,566)$   34,952  $ (50,582)

Net Cash Provided by
Operating Activities     $  282,332 $ 437,538  $ 335,890 $  233,979  $ 280,140

Net Cash [Used] in
Investing Activities -
Capital Expenditures     $ (299,125)$(382,454) $(423,155)$ (134,645) $ (80,481)

Net Cash [Used] in
Financing Activities     $  (94,282)$ (84,868) $(153,611)$ (176,098) $(157,710)

Profit (Loss) Per
Limited Partnership
Unit                     $    (6.16)$   (2.87) $   (2.98)$     2.06  $   (2.98)

Distributions Per
Limited Partnership
Unit                     $     0.00 $    0.00  $    4.48 $     6.23  $    5.53

Weighted Average
Number of Limited
Partnership Units
Outstanding                  16,788    16,788     16,788     16,788     16,788

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
         ----------------------------------------------------------------

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

      During 2001, the holder of the first mortgage on the Pavilion Apartments agreed to the withdrawal of $60,000 from an escrow account held by the first mortgagee. These funds were intended to be utilized for capital improvements at the Pavilion Apartments, in particular, among other items, for roof repairs needed at the property. $60,000 was disbursed from the escrow account to the Partnership on June 13, 2001. The Partnership will replenish the escrow account with payments of $5,000 per month which commenced in June 2001 and will continue monthly for twelve months. It is anticipated that cash flow from the Pavilion Apartments will be sufficient to make such payments. A similar withdrawal of $59,675 was made by the Partnership on May 22, 2000. The Partnership replenished this account with payments of $5,000 per month from June 2000, through May 2001.

      Registrant distributed $3.01 per Unit for the 1986 fiscal year, $4.63 per Unit for 1987, $6.59 per Unit for 1988, $14.72 per Unit for 1989, $7.75 per Unit for 1990, and $1.97 per Unit for the first quarter of 1991. There were no distributions made for the second, third or fourth quarters of 1991, for 1992, or for 1993. Distributions aggregating $5.19 and $5.64 per Unit were made for 1994 and 1995 respectively, and a distribution of $1.54 was made for the first quarter of 1996. No distributions were made for the remaining quarters of 1996. The reduction in distributions in the years from 1989 through 1991, resulted from decreasing interest rates and the reduced occupancy levels which the Pavilion Apartments experienced. When there was cash flow available for distribution during 1992 and 1993, no distributions were made to retain available cash which might be required for use in connection with the refinancing of the existing first mortgage. During the last three quarters of 1996 all available cash flow was utilized for work being done on the Pavilion Apartments. Distributions of aggregating $5.53 per Unit were made for the first three quarters of 1997, and no distribution was made for the fourth quarter of 1997 as all available cash flow was utilized for capital improvements at the Pavilion Apartments. Aggregate distributions of $8.42 per Unit were made for 1998 (including a distribution of $2.19 for the fourth quarter of 1998 which was made in February 1999). A distribution of $2.29 per Unit was disbursed in May 1999, for the first quarter of 1999. No distributions were made for the subsequent quarters of 1999 or during 2000 or 2001, as all cash flow was utilized for operations and capital improvements at the Pavilion Apartments. (See "Operations" below).


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

2001 Fiscal Year

      Rental Revenue for the year ended December 31, 2001, was $2,369,558 as compared with $2,382,348 for the 2000 calendar year. The slight decrease in income in 2001 reflected increased vacancies and a slight increase in rental allowances which more than offset increased rental rates for apartments at the project. Occupancy rates at the project held in the low to mid 90% range for the 2001 year. As of February 25, 2002, the Pavilion Apartments had no apartments available for rent. At such time there were 15 vacant apartments, with 3 apartments rented for occupancy in February 2002, 11 rented for occupancy by March 5, 2001, while the remaining vacant unit is the model apartment. The fifteen apartments presently vacant equate to a physical occupancy of 95.2%.

      Operating Expenses, consisting mainly of real estate taxes, repairs and maintenance and utilities, decreased in 2001 to $726,485 as compared to the 2000 cost of $782,765. This decrease reflected a reduction in amounts spent on Repairs and Maintenance as increased amounts were expended on capitalized items during that year.

      General and Administrative Expenses for 2001 increased to $888,503 from $830,650 in 2000. This increase resulted from a substantial increase in the insurance premium for coverage of the Pavilion Apartments as well as increases in court costs and eviction expenses, and payroll increases at the property. In addition, there was an increase in management fees for supervision of capital improvement projects at the property.

Capital Improvements, Repairs and Maintenance, and Replacements

      During 2001, in addition to items which were expensed under Cost of Rental Income, substantial sums were spent on capital improvements, upgrades and replacements at the Pavilion Apartments. Among these items were the following:


                     Capitalized Improvements
-------------------------------------------------------------------

                                                            Aggregate
                                    Item                 Expenditures
Furniture & Fixtures
                      Carpeting                              $100,983
                      Security Lighting                        $2,424
                      Window Treatments                        $8,370
                      Stoves/Refrigerators/Dishwashers        $40,041
                                                Total:       $151,818

Building Improvements
                      Bathroom Tile Replacements              $12,931
                      Counter Tops                            $29,480
                      Dumpster Gates                          $11,698
                      AirConditioner Replacements             $17,758
                      Miscellaneous Interior                  $26,759
                      Improvements
                      Roof Repairs                            $48,681
                                                Total:       $147,307

--------------------- -------------------------------- --------------

                  Aggregate 2001 Capital Expenditures        $299,125
-----------------------------------------------------  ==============

      During 2001, carpeting was replaced in 136 apartments; stoves in 36 apartments; refrigerators in 45 apartments; and dishwashers in 35 apartments.

      Funds for these expenditures were provided from Cash Flow from the Pavilion Apartments and from cash reserves on hand.

Future Capital Improvement and Replacements

      It is anticipated that substantial additional funds will be expended for capital improvements during 2002 and subsequent years in order to keep the Pavilion Apartments competitive in the rental market. Funds for such items may be provided from sources such as Partnership cash reserves and cash flow from the Pavilion Apartments. To the extent these sources are insufficient to complete work which may be required, the Partnership may be forced to explore outside sources of financing. There can be no assurance that sufficient financing can be obtained to complete such work, and the Pavilion Apartments' ability to compete in the rental market may be adversely affected.

      As of March 1, 2002, carpeting in 88 apartments in the Pavilion Apartments is over 3 years old, 171 hot water heaters are over 6 years old; 101 dishwashers, 130 refrigerators and 167 stoves are over 8 years old. The managing agent has projected a cost of approximately $261,170 over the next three years for replacements of dishwashers, refrigerators, stoves, air conditioners, and hot water heater replacements. In addition, the Pavilion's managing agent has prepared a schedule of anticipated major capital expenditures which the managing agent feels are necessary to be completed during the next few years to rehabilitate and upgrade the Pavilion to enable it to compete in the West Palm Beach rental market. These items include but may not be limited to the following items as scheduled by the managing agent:


                                          Estimated
                                          Potential
               Project                       Costs
Roof Replacements - 10 buildings          $528,910
Balcony, flat & mansard repairs            $47,250
Asphalt Overlay for parking Lots          $110,470
Shower Tile & Pan Replacements            $113,850
Cabinet and Counter Top Replacements      $240,000
Sprinkler System Replacement               $53,900
Landscape Upgrades                         $70,790
Replace Iron Fence at Front of Property    $36,300
Exterior Pressure Cleaning and Painting   $102,850
Repair and Replace Gutters                 $12,480
Pool and Amenity Renovations               $63,510
Remodel Club House                         $90,150
Remodel Laundry Room & Pool Baths          $59,590
------------------------------------- ------------

2000 Fiscal Year

            Rental Revenue for the year ended December 31, 2000, was $2,382,348 as compared with $2,189,322 for the 1999 calendar year. The increase in income in 2000 reflected increased rental rates for apartments at the project as well as reduced vacancies and rental allowances, which while in a reduced amount, were still being utilized to attract tenants to the Pavilion. Occupancy rates at the project held in the low to mid 90% range for the 2000 year. As of February 12, 2000, the Pavilion Apartments had 5 apartments out of 312 available for rent. These 5 apartments are included in twenty-two presently vacant apartments, with 16 apartments rented for occupancy in February

2000, while the remaining vacant unit is the model apartment. The twenty-two apartments presently vacant equate to a physical occupancy of 92.9%.

            Operating Expenses, consisting mainly of real estate taxes, repairs and maintenance and utilities, increased in 2000 to $782,764 as compared to the 1999 cost of $716,919. This increase reflected increases in amounts spent on Repairs and Maintenance, as well as increased costs for Water and Sewer and Sanitation. In addition, there was an increase in Real Estate Taxes as a result of increased tax rates on the project. These were offset to some extent by a decrease in Electric expense at the Pavilion as a result of greater occupancy at the property, with apartment electric being paid for by tenants, and by reducing the amount of electricity used in vacant apartments.

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


                      Capitalized Improvements

                                                            Aggregate
                                    Item                 Expenditures
Furniture & Fixtures
                      Carpeting                               $80,488
                      Carpet Machine                           $2,327
                      Fitness Center Equipment                 $2,438
                      Security Lighting                        $1,473
                      Stoves/Refrigerators/Dishwashers        $84,649
                                                Total:       $171,375

Building Improvements
                      Bathroom Tile Replacements              $88,878
                      Counter Tops                             $2,660
                      Dumpster Gates                           $2,245
                      Entrance Gates                           $7,378
                      Fire Alarm Box Replacements              $5,317
                      Miscellaneous Interior                   $1,416
                      Improvements
                      Office Remodel                           $2,760
                      Roof Repairs                            $64,203
                      Sewer Replacement                       $10,238
                      Sprinkler System Replacements           $25,984
                                                Total:       $211,079

                   Aggregate 2000 Capital Expenditures       $382,454

---------------------                                  ==============

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

------------------------------------- ------------

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

Item 8.  Financial Statements and Supplementary Data

                        FJS Properties Fund I, L.P.

                           Financial Statements



                                   INDEX

                                                                         Page
                                                                        Number

Report of Independent Certified Public Accountants........................17

Financial statements

   Balance Sheets as of December 31, 2001 and 2000........................18

   Statements of Operations for the years ended
         December 31, 2001, 2000 and 1999.................................19

   Statements of Partners' Capital [Deficit] for the years ended
         December 31, 2001, 2000 and 1999.................................20

   Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999.................................21

   Notes To Financial Statements .........................................22-26

Supplementary Financial Information

   Report of Independent Certified Public Accountants
         on Supplementary Financial Information...........................27
   Real Estate and Accumulated Depreciation...............................28

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of FJS Properties Fund I, L.P.

We have audited the accompanying balance sheets of FJS Properties Fund I, LP as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FJS Properties Fund I, LP as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 9, a lawsuit was filed against the Partnership for injuries sustained by a tenant. The ultimate resolution of this matter is not presently determinable and, accordingly, no provision for any outcome that may result has been made in these financial statements.


                                    BUCHBINDER TUNICK & COMPANY LLP

Boca Raton, Florida February 11, 2002 (except for Note 9 as to which the date is February 19, 2002)

                        FJS PROPERTIES FUND I, L.P.
                              Balance Sheets
                        December 31, 2001 and 2000

                                                     2001       2000

                                  ASSETS
Current assets:
     Cash and cash equivalents                    $   77,047 $  188,122
     Cash - escrow                                    51,588     64,184
     Cash - security deposits                        146,375    125,015
     Tenant receivables                               10,384     13,215
     Other current assets                             24,682     21,446
                                                  ---------- ----------

          Total current assets                       310,076    411,982
                                                  ---------- ----------

Property investment:
     Land                                          2,296,804  2,296,804
     Buildings                                     6,569,125  6,569,125
     Furniture, fixtures and improvements          3,057,744  2,758,619
                                                  ---------- ----------
          Totals - at cost                        11,923,673 11,624,548
     Less: accumulated depreciation               (5,827,021)(5,427,009)
                                                  ----------------------

     Property investment - net                     6,096,652  6,197,539
                                                  ---------- ----------

Other assets                                         166,853    189,602
                                                  ---------- ----------

          Total assets                            $6,573,581 $6,799,123
                                                  ========== ==========

                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
     Accounts payable                             $  101,503 $  117,747
     Accrued interest                                 36,279     37,045
     Other accrued expenses                            6,768      7,093
     Due to related party                             16,623     16,704
     Tenant security deposits payable                146,375    125,015
     Prepaid rent                                      4,058     27,597
     Mortgage payable - current portion              104,586     94,971
     Deferred income - current portion                 7,143      7,143
                                                  ---------- ----------

          Total current liabilities                  423,335    433,315
                                                  ---------- ----------

Long-term liabilities:
     Mortgage payable - non-current portion        4,361,202  4,465,099
     Deferred income - non-current portion             3,571     10,714
                                                  ---------- ----------

          Total long-term liabilities              4,364,773  4,475,813
                                                  ---------- ----------

          Total liabilities                        4,788,108  4,909,128
                                                  ---------- ----------

Contingency

Partners' capital (deficit):
     General partner                              (1,218,004)(1,216,959)
     Limited partners                              3,003,477  3,106,954
                                                  ---------- ----------

          Total partners' capital (deficit)        1,785,473  1,889,995
                                                  ---------- ----------

Total liabilities and partners' capital (deficit) $6,573,581 $6,799,123
                                                  ========== ==========

                    See notes to financial statements.

                        FJS PROPERTIES FUND I, L.P.
                         Statements of Operations
           For the years ended December 31, 2001, 2000, and 1999

                                               2001       2000       1999

Revenue:
     Rental                                 $2,369,558 $2,382,348  $2,189,322
     Interest                                    4,961      9,261      12,324
                                            ---------- ----------  ----------

          Total Revenue                      2,374,519  2,391,609   2,201,646
                                            ---------- ----------  ----------

Expenses:
     Operating                                 726,485    782,764     716,919
     General and administrative                888,503    830,650     752,824
     Interest                                  439,634    449,120     456,410
     Depreciation and amortization             424,419    377,668     326,059
                                            ---------- ----------  ----------

          Total expenses                     2,479,041  2,440,202   2,252,212
                                            ---------- ----------  ----------

Net (loss)                                  $ (104,522)$  (48,593) $  (50,566)
                                            ====================== ===========

(Loss) per limited partnership unit         $    (6.16)$    (2.87) $    (2.98)
                                            ====================== ===========

Distributions per limited partnership unit  $     0.00 $     0.00  $     4.48
                                            ========== ==========  ==========

Weighted average number of limited
     partnership units outstanding              16,788     16,788      16,788
                                            ========== ==========  ==========

                    See notes to financial statements.

                        FJS PROPERTIES FUND I, L.P.
                 Statements of Partners' Capital (Deficit)
           For the years ended December 31, 2001, 2000 and 1999

                                        General      Limited
                                        Partner     Partners     Total

Partners' capital (deficit)
   - January 1, 1999                $ (1,215,207)  $3,280,331  $2,065,124

Net (loss) for the year ended
   December 31, 1999                        (506)    (50,060)    (50,566)

Distributions to Partners                   (760)    (75,210)    (75,970)
                                    -------------  ----------  ----------

Partners' capital (deficit)
   - December 31, 1999              $ (1,216,473)  $3,155,061  $1,938,588

Net (loss) for the year ended
   December 31, 2000                        (486)    (48,107)    (48,593)
                                    -------------  ----------  ----------

Partners' capital (deficit)
   - December 31, 2000              $ (1,216,959)  $3,106,954  $1,889,995

Net (loss) for the year ended
   December 31, 2001                      (1,045)   (103,477)   (104,522)
                                    -------------  ----------  ----------

Partners' capital (deficit)
   - December 31, 2001              $ (1,218,004)  $3,003,477  $1,785,473
                                    =============  ==========  ==========


                    See notes to financial statements.

                        FJS PROPERTIES FUND I, L.P.
                         Statements of Cash Flows
           For the years ended December 31, 2001, 2000 and 1999

                                                2001        2000       1999

Operating activities:
   Net (loss)                               $ (104,522)$  (48,593) $  (50,566)
   Adjustments to reconcile net (loss)
     to net cash provided by operating activities:
      Depreciation                             400,012    353,260     301,652
      Amortization                              24,407     24,407      24,407
      Deferred income                           (7,143)    (7,143)     (7,143)
   Changes in assets and liabilities:
     Decrease in escrow                         12,596     55,195      29,238
     Decrease (increase) in security deposits  (21,360)     7,733      (7,351)
     Decrease (increase) in tenant receivables   2,831    (13,215)        -
     (Increase) decrease in other current assets(3,236)       822       3,484
     (Increase) decrease in other assets        (1,658)    36,206      (3,283)
     (Decrease) increase in accounts payable
     and accrued expenses                      (17,335)     8,987      41,119
     (Decrease) increase in due to related party   (81)        15      (3,018)
     Increase (Decrease) in tenant security
     deposits payable                           21,360     (7,733)      7,351
     Increase in prepaid rent                  (23,539)    27,597           -
                                            ---------------------  ----------

      Net cash provided by operating activities282,332    437,538     335,890
                                               ------- ----------  ----------

Investing activities:
   Capital expenditures                       (299,125)  (382,454)   (423,155)
                                            ---------------------- -----------

      Net cash (used in) investing activities (299,125)  (382,454)   (423,155)
                                             --------------------- -----------

Financing activities:
   Principal payments on mortgages             (94,282)   (84,868)    (77,641)
   Cash distributions to Partners                  -           -      (75,970)
                                            ---------- ----------  -----------

      Net cash (used in) financing activities  (94,282)   (84,868)   (153,611)
                                             --------------------- -----------

Net (decrease) in cash
    and cash equivalents                      (111,075)   (29,784)   (240,876)

Cash and cash equivalents - beginning of year  188,122    217,906     458,782
                                             --------- ----------  ----------

Cash and cash equivalents - end of year     $   77,047 $  188,122  $  217,906
                                            ========== ==========  ==========

Supplemental disclosure of cash flow information:
   Interest paid                            $  440,400 $  449,815  $  457,043
                                            ========== ==========  ==========



                    See notes to financial statements.

                      FJS PROPERTIES FUND I, L.P.
               Notes to Financial Statements (Continued)
                    December 31, 2001, 2000 and 1999




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

      Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $400,012, $353,260, and $301,652 respectively.

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

      Revenue Recognition

      Rental and interest income are recorded on the accrual method of accounting.

      Cash Equivalents

      The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                      FJS PROPERTIES FUND I, L.P.
               Notes to Financial Statements (Continued)
                    December 31, 2001, 2000 and 1999




      Concentration of Credit Risk

      Financial instruments that subject the Partnership to concentrations of credit risk include cash. The Partnership had amounts on deposit with financial institutions which are approximately $33,000, $95,000, and $270,000 in excess of the amounts insured for December 31, 2001, 2000 and 1999, respectively. The Partnership does not require collateral for financial instruments.

      Use of Estimates in the Preparation of Financial Statements
      -----------------------------------------------------------

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Advertising

      The Partnership expenses advertising cost as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $26,438, $37,323, and $36,321, respectively.

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

                      FJS PROPERTIES FUND I, L.P.
               Notes to Financial Statements (Continued)
                    December 31, 2001, 2000 and 1999



      Allocations of net income or loss among the Partners in the accrual basis financial statements will be in conformity with the allocations of taxable income or loss from operations.

      Note 4 - Other Assets

      A summary of other assets is as follows:


                                               2001          2000
                                             --------      ------
Cash in escrow - replacement reserves       $  90,931     $  89,273
Loan acquisition fees - net of amortization
  of $188,663 and $164,256 at December
  31, 2001 and 2000, respectively              55,432        79,839
Deposits                                       20,490        20,490
                                          -----------
                                           $  166,853    $  189,602
                                           ==========    ==========
------------------------------------  --------------- -------------

Note 5 - Mortgage Payable

      The Partnership has a loan of $5,000,000 that is serviced by Washington Mutual FSB that is collateralized by a first mortgage lien on the property and all personal property and income from the project. This loan is for a term of ten years with an interest rate of 9.75% per annum. The loan is repayable in equal monthly installments of $44,557 for principal and interest with a balloon payment due in ten years. The loan requires deposits with the lender for real estate taxes, insurance premiums, a debt service reserve of one month's payment, as well as deposits for replacement reserves for the project. These amounts are included in cash escrow and other assets on the balance sheet.

      At December 31, 2001 maturities of the mortgage payable are as follows:

      2002                                      104,586
      2003                                      114,492
      2004                                    4,246,710
                                             ----------

      Total mortgage payable                 $4,465,788
                                             ==========
----------------------------------- -------------------

      The fair value of the Partnership's mortgage payable, which is determined by discounting expected cash flows based on the Partnership's projected current incremental borrowing rate, is approximately equal to the current obligation.

Note 6 - Related Party Transactions

      The Managing General Partner, pursuant to the Partnership Agreement, has earned Property Management Fees of $117,233, $118,518, and $107,540 for the years ended December 31, 2001, 2000, and 1999, respectively, of which, $94,110, $94,242, and $86,032, respectively, was paid to an unaffiliated Florida based management company. These fees are based on a percentage of gross rental income as defined in the agreement.

      Also pursuant to the Partnership Agreement the Managing General Partner has earned Partnership Management Fees of $0, $0, and $3,172, for the years ended December 31, 2001,

                      FJS PROPERTIES FUND I, L.P.
               Notes to Financial Statements (Continued)
                    December 31, 2001, 2000 and 1999



      2000, and 1999, respectively, which represents 4% of adjusted cash flow as defined in the agreement.

      Additionally, in accordance with provisions of the Partnership Agreement, the Partnership has agreed to pay to the Managing General Partner, administrative service fees. These fees amounted to $30,000 for the year ended December 31, 2001, $24,000 for the year ended December 31, 2000, and $27,000 for the year ended December 31, 1999.

      The Managing General Partner received distributions from cash flows of $0, $0, and $760, during the years ended December 31, 2001, 2000, and 1999, respectively.

Note 7 - Income Taxes

      The reconciliation of net (loss) as reported in the statements of operations and as would be reported for tax purposes for the years ended December 31, 2001, 2000, and 1999, are as follows:

                                             December 31,
-------------------------------- ------------------------------------

                                        2001         2000          1999
                                       ------       ------        -----
Net (loss) -
   statement of operations        $ (104,522)   $ (48,593)   $ (50,566)

Tax depreciation in excess
   of book depreciation             (40,496)     (57,797)       (67,099)
                                  -----------  -----------    ----------

Net (loss) for tax purposes       $ (145,018)  $ (106,390)   $ (117,665)
                                  ===========  ===========   ===========
-------------------------------- ------------ ------------ -------------

Note 8 - Tender Offer

      On and as of December 31, 2001, beneficial interests in an aggregate of 2,437 units were acquired from unaffiliated holders by three parties at a price of $105 per unit, pursuant to a tender offer filed with the Securities and Exchange Commission.

Note 9 - Contingency

      In 2001, a lawsuit was filed against the Partnership seeking damages in excess of $15,000 for injuries sustained by a tenant of the property. At the time of this alleged incident the Partnership was insured under a $1,000,000 primary, general liability policy issued by Reliance Insurance Company of Illinois and under an excess liability policy issued by Twin City Fire Insurance Company providing excess liability coverage of $20 million. The excess coverage policy only covers liability over and above the underlying $1,000,000 of coverage, and does not provide any coverage of the first $1,000,000 of any potential judgment.

      In June 2001, Reliance filed for bankruptcy-court protection and was liquidated in October 2001.

      The ultimate resolution of this matter is not presently determinable and, accordingly, no provision for any outcome that may result has been made in these financial statements.

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                 ON SUPPLEMENTARY FINANCIAL INFORMATION


To the Partners of
FJS Properties Fund I, LP

We have audited the financial statements of FJS Properties Fund I, LP as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 11, 2002. Our audits also included the financial statement Schedule III of FJS Properties Fund I. LP. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         BUCHBINDER TUNICK & COMPANY LLP

Boca Raton, Florida
February 11, 2002

                                       Initial Cost to Partnership

                                                                   Costs
                                                  Buildings,    Capitalized
                                                  Furniture,     Subsequent
                                                  Fixtures,    to Acquisition
                                                     and
    Description      Encumbrances      Land      Improvements   Improvements

Pavilion Apartments
 West Palm Beach,
      Florida        $ 4,465,788   $ 2,296,804   $ 7,196,789    $ 2,430,080
                     ===========   ===========   ===========    ===========
------------------- -------------- ------------ -------------- --------------



                       Gross Amount at Which
                    Carried at Close of Period
------------------ ----------------------------- ----------- --------- --------- -----------

                                                                                        Life on
                                                                                         Which
                                                                                      Depreciatio
                               Buildings,                           Year              n in Latest
                               Furniture,                            of                 Income
                              Fixtures, and (1) (2)    Accumulated Construc-   Date    Statement is
   Description        Land    Improvements    Total    Depreciation   tion    Acquired   Computed

Pavilion Apartments
West Palm Beach,
Florida            $2,296,804   $9,626,869 $11,923,673 $5,827,021   1972      1/85     3-30 yrs
                   ==========   ==========
------------------ ---------- ------------ ----------  ---------- --------- --------- -----------

(1) The aggregate cost for federal income tax purposes is $10,014,932.
(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 2001 and 2000 is as follows:


                       Cost as of December 31,
---------------------- ----------------------

                                 2001            2000
Balance at beginning of year   $ 11,624,548   $ 11,242,094
Improvements                        299,125        382,454
                              -------------  -------------

Balance at end of year          $11,923,673    $11,624,548
                                ===========    ===========
-------------------------  ---------------- --------------

 (3) A reconciliation of accumulated depreciation for the years ended December 31, 2001, and 2000 is as follows:


                              Cost as of December 31,
--------------------------- ---------------------------

                                 2001          2000
Balance at beginning of year   $ 5,427,009   $ 5,073,749
Expense                            400,012       353,260
                              ------------

Balance at end of year         $ 5,827,021   $ 5,427,009
                               ===========   ===========
--------------------------- -------------- -------------

See independent accountant's report on supplementary financial information.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
         ----------------------------------------------------------------

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


NAME                       AGE     OFFICES HELD              SERVED AS AN
                                                             OFFICER AND/OR
                                                             DIRECTOR SINCE
A Andrew C. Alson           56         President and Director         1/85
Lawrence E. Bathgate II     62     Director                          10/84
----------------------- ---------- ------------------------- -------------------

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

            Mr. Conway, age 61, is currently and since 1995 has been a principal of Druker, Rahl & Fein, Business Consultants and Certified Public Accountants, with offices in Princeton, New Jersey. From 1988 until 1995, Mr. Conway was the Senior Manager of the Insolvency and Reorganization and Sports and Entertainment practice of Withum, Smith & Brown, a Princeton, New Jersey certified public accounting firm.

Compliance with Section 16(a) of the Exchange Act

            Based solely upon a review of Forms 3 and 4 (17 CFR 249.103 and 249.104) and any amendments thereto furnished to Registrant under Rule 16a-3(d) (17 CFR 240.16a-3(e) or written representations received by Registrant that no Forms 5 were required, Registrant believes that other than as hereinafter noted there were no officers, directors or beneficial owners of more than 10% of any class of equity securities of Registrant registered pursuant to Section 12, that failed to file on a timely basis any reports required by Section 16(a) during the most recent fiscal years. As noted above, as of June 10, 1997, Donald F. Conway may be deemed a beneficial owner of 80% of the general partner of Registrant and a controlling person of FJS Properties, Inc. and Registrant. Mr. Conway has advised that no filings were required for a one year period after such appointment, and it would appear that a filing was required to have been made in June 1998. Registrant has not been advised of any filings by Mr. Conway as of March 15, 2002.

Item 11.  Executive Compensation

            The Registrant is not required to pay and did not pay any remuneration to the officers and directors of the General Partner. See Item 12, "Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

            The Family Trust, a New Jersey trust, which was established by Robert Brennan, but as to which Mr. Brennan is neither a Trustee nor a Beneficiary, owns 1,558 Units (9.28%). The following schedule lists all persons known by Registrant to own beneficially more than 5% of the outstanding Units of Registrant. No directors, officers or partners of the General Partner own Units of Registrant except for the five Units owned by Mr. Bathgate, as the initial limited partner.

                Ownership of more than 5% of Registrant:

(1) Title of Class (2) Name and Address of (3) Amount and  (4) Percent of Class
                       Beneficial Owner        nature of
                                               Beneficial
                                                Ownership
Units of Limited     The Family Trust      1,558 Units -        9.28%
   Partnership       340 North Avenue        legal and
                    Cranford, NJ 07016      beneficial
                                               owner
Units of Limited    MP Value Fund 4, LP    1,179 Units -        7.02%
   Partnership      1640 School Street      legal owner
                     Moraga, CA 94556
Units of Limited   MP Value Fund 7, LLC     966 Units -         5.75%
   Partnership      1640 School Street      legal owner
                     Moraga, CA 94556
Units of Limited    MP Dewaay Fund LLC      966 Units -         5.56%
   Partnership      1640 School Street      legal owner
                     Moraga, CA 94556
----------------- ----------------------- --------------- ------------------

            As of March 1, 2001, Robert E. Brennan, Chapter 11 Debtor and Lawrence E. Bathgate, II were the sole shareholders of the common stock of the General Partner, owning 80% and 20% respectively. As described above under Item 10, Donald F. Conway, CPA, has been appointed as Trustee in the Chapter 11 Bankruptcy Proceeding involving Robert E. Brennan as Debtor. Mr. Conway is empowered to vote (and with the approval of the Court), to sell Mr.

Brennan's Common Stock and to direct the disposition of the sale proceeds. As a result Mr. Conway, in his capacity as Trustee, may be deemed a beneficial owner of such shares and a controlling person of FJS Properties, Inc. and Registrant.

Item 13.  Certain Relationships and Related Transactions

            During Registrant's fiscal years ended December 31, 2001, 2000, and 1999 the General Partner and certain affiliated entities have earned or received compensation or payments for services from Registrant or its General Partner as follows:

                                                      Reimbursement/Compensation
      Name of Recipient Capacity in Which served or
      -----------------
                        Payment Received                  2001      2000     1999
                        ------------------------

FJS Properties, Inc.    General Partner3                     $0        $0      $760
                        Partnership Management Fee           $0        $0    $3,172
                        Property Management Fee4
                                                        $23,123   $24,276   $21,508
                        Administrative Expenses5        $24,000   $24,000   $27,000
                        Tender Offer Administrative
                         Fees6                           $6,000        $0        $0
----------------------- ----------------------------- --------- --------- ---------
Lawrence E. Bathgate II Initial Limited Partner7             $0        $0       $22
Other Officers/Directors of
 General Partner        Officer/Director of General
                        Partner                              $0        $0        $0
----------------------- ----------------------------- --------- --------- ---------

            In addition, certain officers and directors of the General Partner receive compensation from the General Partner and/or its affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.
--------

3 Represents the General Partner's interest in Adjusted Cash From Operations. Under Registrant's Partnership Agreement 99% of the Net Income and Net Loss of Registrant was allocated to the Limited Partners and 1% was allocated to the General Partner. Pursuant thereto, for the years ended December 31, 2001, 2000, and 1999, ($1,450), ($1,064), and ($1,177) of the Registrant's taxable income
(loss) was allocated to FJS Properties, Inc. For further information, reference is made to the material contained in the Prospectus under the heading "MANAGEMENT COMPENSATION."

4 The following property management fees were applicable to the years 2001, 2000, and 1999:


  YEAR    Aggregate ManagementRetained by General Paid to local
                  Fee              Partner         unaffiliated
                                                management company
  2001         $117,233            $23,123           $94,110
  2000         $118,518            $24,276           $94,242
  1999         $107,540            $21,508           $86,032
--------- ------------------- ----------------- ------------------
In addition, the local unaffiliated management company received construction supervision fees of $8,019 during 2001 and $8,068 during 1999, for supervision of outside construction work at the Pavilion Apartments.

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

7 Represents distribution of Adjusted Cash From Operations attributable to the five Units Owned by Mr. Bathgate. For the years ended December 31, 2001, 2000, and 1999, ($42.76), ($31.57), and ($34.69) of the Registrant's taxable (loss)
was allocated to his Units.

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

                                     FJS PROPERTIES FUND I, L.P.
                                     FJS PROPERTIES, INC.
                                     General Partner

Dated:  March 15, 2002                     By:  Andrew C. Alson
                                              ---------------------------------
                                           Andrew C. Alson, President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.



Dated:  March 14, 2002                    By:  Lawrence E. Bathgate, II
                                             -------------------------------
                                                Lawrence E. Bathgate, II
                                                Director of the  General
                                                Partner


Dated:  March 15, 2002                    By:  Andrew C. Alson
                                             -------------------------------
                                                Andrew C. Alson, President
                                                and Director of the General
                                                Partner (Principal Executive
                                                Officer and Principal
                                                Financial Officer)

                                  Page S-1