Form 10-Q
period 2002-03-31
FJS PROPERTIES FUND I LP
filed 2002-05-09
CIK 756435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                      --------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 2002         Commission File Number 0-15755
                      --------------                                -------

                           FJS PROPERTIES FUND I, L.P.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           13-3252067
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
                                                           -
incorporation or organization)                            Identification No.)

       One Airport Road
         Lakewood, NJ                                            08701
         ------------                                            -----
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:       (732) 363-0666
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

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of May 5, 2002.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



Part I: FINANCIAL INFORMATION

Item 1:   Financial Statements

         Balance sheets as of March 31, 2002 [Unaudited]
         and December 31, 2001....................................     1

         Statement of Operations for the three months ended
         March 31, 2002 and 2001 [Unaudited]......................     2

         Statement of Partners' Capital for the three months
         ended March 31, 2002 [Unaudited].........................     3

         Statements of Cash Flows for the three months ended
         March 31, 2002 and 2001 [Unaudited]......................     4

         Notes to Financial Statements [Unaudited]................     5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................     6

Part II: OTHER INFORMATION

Item 1:  Legal Proceedings........................................     8

Item 5:  Other Information........................................     9

Item 6:  Exhibits and Reports on Form 8-K.........................     9

Signature.........................................................    10

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------

                                                        March 31,   December 31,
                                                        ---------   ------------
                                                         2 0 0 2       2 0 0 1
                                                         -------       -------
                                                       [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                            $    77,352   $   77,047
  Cash - Escrow                                            125,204       51,588
  Cash - Security Deposits                                 151,203      146,375
  Tenant Receivables                                         9,042       10,384
  Other Current Assets                                       2,244       24,682
                                                       -----------   ----------

Total Current Assets                                       365,045      310,076
                                                       -----------   ----------

Property:
  Land                                                   2,296,804    2,296,804
  Buildings                                              6,569,125    6,569,125
  Furniture, Fixtures and Improvements                   3,121,559    3,057,744
                                                       -----------   ----------
Totals - At Cost                                        11,987,488   11,923,673
Less: Accumulated Depreciation                          (5,933,710)  (5,827,021)
                                                       ------------  -----------

Property - Net                                           6,053,778    6,096,652
                                                       -----------   ----------

Other Assets                                               175,922      166,853
                                                       -----------   ----------

Total Assets                                           $ 6,594,745   $6,573,581
                                                       ===========   ==========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                     $    79,053   $  101,503
  Accrued Interest                                          36,076       36,279
  Other Accrued Expenses                                    39,928        6,768
  Due to Related Party                                      19,734       16,623
  Tenant Security Deposits Payable                         151,203      146,375
  Prepaid Rent                                               4,881        4,058
  Mortgage Payable - Current Portion                       107,139      104,586
  Deferred Income - Current Portion                          7,143        7,143
                                                       -----------   ----------

Total Current Liabilities                                  445,157      423,335
                                                       -----------   ----------

Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                 4,333,613    4,361,202
  Deferred Income - Non-Current Portion                      1,785        3,571
                                                       -----------   ----------

Total Long-Term Liabilities                              4,335,398    4,364,773
                                                       -----------   ----------

Contingency

Partners' Capital:
  General Partner                                       (1,217,717)  (1,218,004)
  Limited Partners                                       3,031,907    3,003,477
                                                       -----------   ----------
Total Partners' Capital                                  1,814,190    1,785,473
                                                       -----------   ----------

Total Liabilities and Partners' Capital                $ 6,594,745   $6,573,581
                                                       ===========   ==========

See Accompanying Notes to These Financial Statements.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS [UNAUDITED]
------------------------------------------------------------------------------


                                                            Three months ended
                                                                 March 31,
                                                           2 0 0 2      2 0 0 1
                                                           -------      -------
Revenue:
  Rental                                                 $  614,153  $  583,458
  Tender Offer Income                                        13,600           0
  Interest                                                      300       1,996
                                                         ----------  ----------

   Total Revenue                                            628,053     585,454
                                                         ----------  ----------

Expenses:
  Operating                                                 185,190     144,899
  General and administrative                                189,840     198,930
  Interest                                                  111,515     110,767
  Depreciation and amortization                             112,791     102,196
                                                         ----------  ----------

   Total expenses                                           599,336     556,792
                                                         ----------  ----------

Net income                                               $   28,717  $   28,662
                                                         ==========  ==========

Income per limited partnership unit                      $     1.69  $     1.69
                                                         ==========  ==========

Distributions per limited partnership unit.              $     0.00  $     0.00
                                                         ==========  ==========

Weighted average number of limited
  partnership units outstanding                              16,788      16,788
                                                         ==========  ==========


See Accompanying Notes to These Financial Statements.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL [UNAUDITED]
------------------------------------------------------------------------------


                                                                        Total
                                             General     Limited      Partners'
                                             Partner    Partners       Capital

Partners' Capital -
   December 31, 2001                      $(1,218,004) $ 3,003,477   $1,785,473

  Net Income for the three months
   ended March 31, 2002                          287        28,430       28,717
                                          ----------   -----------   ----------

Partners' Capital -
   March 31, 2002 [Unaudited]             $(1,217,717) $ 3,031,907   $1,814,190
                                          ============ ===========   ==========



See Accompanying Notes to These Financial Statements.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------


                                                            Three months ended
                                                                 March 31,
                                                           2 0 0 2      2 0 0 1
                                                           -------      -------
Operating activities:
  Net income                                             $   28,717  $   28,662
  Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation                                             106,689      96,095
   Amortization                                               6,102       6,101
   Deferred Income                                           (1,786)     (1,786)

  Changes in Assets and Liabilities:
     (Increase) in escrow                                   (73,616)    (62,457)
     (Increase) in security deposits                         (4,828)    (15,418)
     Decrease in tenant receivables                           1,342       7,745
     Decrease in other current assets                        22,438      15,260
     (Increase) in other assets                             (15,171)    (15,586)
     Increase in accounts payable
          and accrued expenses                               10,507         751
     Increase (Decrease) in prepaid rents                       823      (9,005)
     Increase (Decrease) in due to related party              3,111     (12,039)
     Increase in tenant security deposits                     4,828      15,418
                                                         ----------  ----------

  Net Cash Provided by Operating Activities                  89,156      53,741
                                                         ----------  ----------

Investing Activities:
  Capital Expenditures                                      (63,815)    (81,915)
                                                         ----------- -----------

   Net Cash (used in) Investing Activities                  (63,815)    (81,915)
                                                         ----------- -----------

Financing Activities:
  Principal Payments on Mortgages                           (25,036)    (22,719)
                                                         ----------- -----------

   Net cash (used in) Financing Activities                  (25,036)    (22,719)
                                                         ----------- -----------

  Net increase (decrease) in cash and cash equivalents          305     (50,893)

Cash and Cash Equivalents - Beginning of Period              77,047     188,122
                                                         ----------  ----------

  Cash and Cash Equivalents - End of Period              $   77,352  $  137,229
                                                         ==========  ==========

Supplemental disclosure of cash flow information:
  Interest paid                                          $  111,718  $  111,134
                                                         ==========  ==========

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------




[A] Significant Accounting Policies

Significant accounting policies of FJS Properties Fund I, L.P. are set forth in the Partnership's Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

[B] Basis of Reporting

The balance sheet as of March 31, 2002, the statements of operations for the three months ended March 31, 2002 and 2001, the statement of partners' capital (deficit) for the three months ended March 31, 2002, and the statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at March 31, 2002, and the results of its operations and cash flows for the three months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 2001.

[C] Contingency

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

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the mid-90% range for the first quarter of 2002. Physical occupancy stands at 96% as of April 22, 2002. Of the 10 vacant apartments (excluding the one vacant model apartment) 4 are available for rent with the remaining 6 apartments pre leased for May occupancy.

Rental revenues for the three month period ended March 31, 2002, increased to $614,153 as compared to $583,458 for the comparable period of the prior year. The increase resulted from an increase in the rent roll for the property together with a decrease in vacancies at the Pavilion Apartments. The $13,600 of tender offer income resulted from transfer fees received in connection with the processing of 136 transfers submitted after the closing of the outside third party tender offer in December 2001.

Operating expenses, consisting mainly of real estate taxes, repairs and maintenance and utilities increased to $185,190 from $144,899 for the comparable three month periods of 2002 and 2001 respectively. This increase resulted from increased expenditures for repairs and maintenance as well as increased water and sewer charges at the Pavilion Apartments.

During the first quarter of 2002 the following sums were expended on capitalizable replacements.

               Item                                Amount spent

Stoves/Refrigerators/Dishwashers                   $      9,752
Carpeting                                          $     28,192
Tile Replacement                                   $     10,588
HVAC Replacement                                   $      7,994
Security Lighting                                  $      4,149
Counter Tops                                       $      3,140
                                                   ------------

                                          Total:   $     63,815
                                                   ============

General and administrative expenses decreased to $189,840 as compared to $198,930 for the comparable three month period of the prior year. This reflects decreases in court costs and evictions which were partially offset by increases in payroll, insurance and professional fees.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF  OPERATIONS
------------------------------------------------------------------------------


Insurance:

While the first quarter general and administrative expenses showed an increase of $7,177 in insurance expense as compared to 2001, the Partnership has received notice that the renewal premium for the period from April 1, 2002 through March 31, 2003, has increased substantially from $118,770 to $219,634. This increase is a result of overall increases in property insurance costs in the country as well as the withdrawal of a number of insurance companies from the Florida insurance market. In addition to the increase in premium for this coverage, certain limitations have also been added on the coverage itself. The wind/hail deductable has been increased from 3% to 5% and a minimum wind/hail damage claim of $250,000 per occurrence has been added. Finally, the insurance brokers attempting to place this coverage were unable to obtain a quotation solely from insurance carriers admitted to issue coverage in the state of Florida. Consequently, although companies (both admitted and non- admitted) sharing this coverage are all rated by A.M. Best as Excellent/Secure or better, in the event of insolvency of such company, any potential liability not covered by the non-admitted insurance companies would not be covered by the Florida Insurance Guaranty Association. Each of the seven insurance companies participating in the coverage are assigned a financial size category by A.M. Best of $250 Million dollars or greater.
Because the insurance premium has increased substantially over last year's premium, the insurance escrow held by the first mortgagee has insufficient funds available to pay the renewal premium. The Partnership has reached an agreement with the mortgagee of the Pavilion Apartments for the use of various escrow funds held by the mortgagee for the payment of this premium, and for the financing of the balance of the premium with the insurance agent for the property. An aggregate of approximately $181,405 will be utilized from the real estate tax escrow, insurance escrow and replacement reserve escrow towards the premium payment. The balance of approximately $38,300 will be paid without interest over a nine month period. The monthly escrow deposits required by the first mortgage will be adjusted to reestablish the respective escrows to their required balances over the next year.
It is anticipated that the cash flow from the Pavilion Apartments will be sufficient to make the required increased escrow deposits, however this will result in a decrease in the funds available for repairs and replacements and capitalizable items which would otherwise be performed at the property. This may adversely affect the ability of the Pavilion Apartments to compete in the local real estate market.
INFLATION

As of the present date, inflation has not had a major impact on the operations of the Partnership.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


PART II - OTHER INFORMATION
------------------------------------------------------------------------------



Item 1. Legal Proceedings

         In July 2001, Mario Raymond, as plaintiff, filed a lawsuit (the "Raymond Lawsuit"), Case No:0101164412, in the Circuit Court of the Seventeenth Judicial Circuit, Broward County Florida. Named defendants in the action were:
(a) the Partnership, (b) FJS Properties, Inc., the general partner of the Partnership, and (c) MSL Property Management, Inc., the onsite managing agent of the Pavilion Apartments. Plaintiff alleged that he was a tenant at the Pavilion Apartments in September 1997, and that "a burner of the kitchen stove supplied by defendants turned on by itself, overheating and boiling hot oil on said burner creating a fire." Plaintiff alleged that "as a result, he became severely burned over 23% of his body." Plaintiff further alleged that "the defendants had previously been notified that the kitchen stove had a propensity to turn on by itself and asked that it be replaced." Plaintiff claims defendants breached their duty to maintain the apartment in a safe and careful manner causing injury to Plaintiff. Plaintiff seeks damages "in excess of Fifteen Thousand ($15,000.00) Dollars" for injuries, pain and suffering, lost wages, medical expenses, and other items both presently and in the future. There is no limit on the damages claimed or which could be awarded.

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

         The Partnership and MSL Property Management, Inc. have engaged an attorney to represent the defendants in the Raymond Lawsuit. The Partnership is unable at this time to predict the outcome of the lawsuit or to quantify the potential liability of the Partnership in this action.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


PART II - OTHER INFORMATION
------------------------------------------------------------------------------


Item 5. Other Information

Registrant has been advised that Donald F. Conway, C.P.A. as the Trustee in the Chapter 11 Bankruptcy Proceeding involving Robert E. Brennan as Debtor, pending in the United States Bankruptcy Court for the District of New Jersey (Case No 95-35502) has entered into a contract for the sale of the trustee's 80% interest in the common stock of the general partner of Registrant to Pavilion Apartments LLC, a Florida limited liability company. On April 22, 2002, an order was entered by the Bankruptcy Court approving the sale. If a closing under this contract were to occur as contemplated by the contract and order, this would constitute a change of control Registrant to Pavilion Apartments LLC. The principals of Pavilion Apartments LLC are Murray and Sheldon Liebowitz, who for more than the past five years have been the principal owners and operators of MSL Property Management Inc., the onsite managing agent for the Pavilion Apartments.

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


                                 FJS PROPERTIES FUND I, L.P.




Date: May 5, 2002                By: /s/ Andrew C. Alson
                                    ----------------------------------
                                       Andrew C. Alson
                                       (President and Chief Financial Officer)
                                       FJS Properties, Inc.
                                       General Partner