Form 10-Q
period 2002-06-30
FJS PROPERTIES FUND I LP
filed 2002-08-12
CIK 756435

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549
                                      --------

                                     FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                          of the Securities Exchange Act of 1934

For the quarter ended June 30, 2002          Commission File Number 0-15755
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

Authorized 100,000 limited partnership interests of which 16,788 have been sold as of August 8, 2002.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



Part I: FINANCIAL INFORMATION

Item 1:   Financial Statements

         Balance Sheets as of June 30, 2002 [Unaudited]
         and December 31, 2001....................................     1

         Statements of Operations for the three and six months ended
         June 30, 2002 and 2001 [Unaudited].......................     2

         Statement of Partners' Capital (Deficit) for the six months
         ended June 30, 2002 [Unaudited]..........................     3

         Statements of Cash Flows for the six months ended
         June 30, 2002 and 2001 [Unaudited].......................     4

         Notes to Financial Statements [Unaudited]................     5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................     6

Part II: OTHER INFORMATION

Item 1:  Legal Proceedings........................................     8

Item 5:  Other Information........................................     9

Item 6:  Exhibits and Reports on Form 8-K.........................     9

Signature.........................................................    10

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------


                                                        June 30,   December 31,
                                                        --------   ------------
                                                         2 0 0 2      2 0 0 1
                                                         -------      -------
                                                                     [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                           $    67,069   $   77,047
  Cash - Escrow                                            52,253       51,588
  Cash - Security Deposits                                148,095      146,375
  Tenant Receivables                                       15,248       10,384
  Other Current Assets                                    156,159       24,682
                                                       ----------    ---------
Total Current Assets                                      438,824      310,076
                                                       ----------    ---------
Property:
  Land                                                  2,296,804    2,296,804
  Buildings                                             6,569,125    6,569,125
  Furniture, Fixtures and Improvements                  3,163,024    3,057,744
                                                      -----------    ---------
Totals - At Cost                                       12,028,953   11,923,673
Less: Accumulated Depreciation                         (6,041,540)   (5,827,021)
                                                      -----------   -----------
Property - Net                                          5,987,413    6,096,652
                                                      -----------   ----------
Other Assets                                              179,021      166,853
                                                      -----------   ----------
Total Assets                                          $ 6,605,258   $6,573,581
                                                      ===========   ==========

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                    $    50,821   $  101,503
  Accrued Interest                                         35,867       36,279
  Other Accrued Expenses                                  101,867        6,768
  Due to Related Party                                      4,539       16,623
  Tenant Security Deposits Payable                        148,095      146,375
  Prepaid Rent                                             13,886        4,058
  Mortgage Payable - Current Portion                      109,755      104,586
  Deferred Income - Current Portion                         7,143        7,143
                                                      -----------   ----------
Total Current Liabilities                                 471,973      423,335
                                                      -----------   ----------
Long-Term Liabilities:
  Mortgage Payable - Non-Current Portion                4,305,345    4,361,202
  Deferred Income - Non-Current Portion                         0        3,571
                                                      -----------   ----------
Total Long-Term Liabilities                             4,305,345    4,364,773
                                                      -----------   ----------
Contingency
Partners' Capital:
  General Partner                                      (1,217,579)  (1,218,004)
  Limited Partners                                      3,045,519    3,003,477
                                                      -----------   ----------
Total Partners' Capital                                 1,827,940    1,785,473
                                                      -----------   ----------
Total Liabilities and Partners' Capital               $ 6,605,258   $6,573,581
                                                      ===========   ==========

See Accompanying Notes to These Financial Statements.

PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS [UNAUDITED]
------------------------------------------------------------------------------


                                     Three months ended         Six months ended
                                       June 30,                  June 30,
                                       --------                  --------
                                  2 0 0 2     2 0 0 1      2 0 0 2      2 0 0 1
                                  -------     -------      -------      -------

Revenue:
  Rental                         $  618,180  $ 610,645   $1,232,333  $1,194,104
  Tender offer                       11,800          0       25,400          0
  Interest                              327      1,505          627      3,500
                                 ----------  ---------   ----------  ---------

  Total Revenue                     630,307    612,150    1,258,360  1,197,604
                                 ----------  ---------   ----------  ---------

Expenses:
  Operating                         161,624    192,882      346,813    337,781
  General and administrative        222,956    192,196      412,796    391,127
  Tender offer                       10,235          0       10,235          0
  Interest                          107,811    110,204      219,326    220,970
  Depreciation and amortization     113,932    103,593      226,723    205,790
                                 ----------  ---------   ----------  ---------

  Total expenses                    616,558    598,875    1,215,893  1,155,668
                                 ----------  ---------   ----------  ---------

Net income                       $   13,749  $  13,275   $   42,467  $  41,936
                                 ==========  =========   ==========  =========

Income per limited
  partnership unit               $     0.81  $    0.78   $     2.50  $    2.47
                                 ==========  =========   ==========  =========

Distributions per limited
  partnership unit               $        0  $       0   $        0  $       0

Weighted average number of limited
  partnership units outstanding      16,788     16,788       16,788     16,788


See Accompanying Notes to These Financial Statements.

PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENT OF PARTNERS' CAPITAL (DEFICIT) [UNAUDITED]
------------------------------------------------------------------------------


                                                                           Total
                                              General      Limited     Partners'
                                               Partner     Partners      Capital

Partners' Capital (Deficit) -
  December 31, 2001                      $(1,218,004) $ 3,003,477   $1,785,473

Net Income for the six months
  ended June 30, 2002                           425        42,042       42,467
                                         ----------   -----------   ----------

  Partners' Capital (Deficit) -
   June 30, 2002 [Unaudited]             $(1,217,579) $ 3,045,519   $1,827,940
                                         ===========  ===========   ==========



See Accompanying Notes to These Financial Statements.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------


                                                                Six months ended
                                                                        June 30,
                                                         2 0 0 2      2 0 0 1
                                                         -------      -------

Operating activities:
Net income                                            $    42,467   $   41,936
  Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation                                           214,519      193,586
   Amortization                                            12,204       12,204
   Deferred Income                                         (3,571)      (3,571)

  Changes in assets and liabilities:
     (Increase) in escrow                                    (665)     (20,245)
     (Increase) in security deposits                       (1,720)      (6,256)
     (Increase) in tenant receivables                      (4,864)      (1,688)
     (Increase) in other current assets                  (131,477)     (67,827)
     (Increase) decrease in other assets                  (24,372)      28,879
     Increase in accounts payable
          and accrued expenses                             44,005       87,396
     Increase (decrease) in prepaid rents                   9,828         (508)
     (Decrease) in due to related party                   (12,084)     (12,091)
     Increase in tenant security deposits                   1,720        6,256
                                                      -----------   ----------

  Net cash provided by operating activities               145,990      258,071
                                                      -----------   ----------

Investing activities:
  Capital expenditures                                   (105,280)    (145,745)
                                                      -----------   ----------

   Net cash (used in) investing activities               (105,280)    (145,745)
                                                      -----------   ----------

Financing activities:
  Principal payments on mortgages                         (50,688)     (45,997)
                                                      -----------   ----------

   Net cash (used in) financing activities                (50,688)     (45,997)
                                                      -----------   ----------

Net (decrease) increase in cash and cash equivalents       (9,978)      66,329

Cash and cash equivalents - beginning of period            77,047      188,122
                                                      -----------   ----------

  Cash and cash equivalents - end of period           $    67,069   $  254,451
                                                      ===========   ==========

Supplemental disclosure of cash flow information:
  Interest paid                                       $   219,738   $  221,344
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

[B] Basis of Reporting

The balance sheet as of June 30, 2002, the statements of operations for the three and six months ended June 30, 2002 and 2001, the statement of partners' capital (deficit) for the six months ended June 30, 2002, and the statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by the Partnership without audit. The accompanying unaudited financial statements have been prepared in accordance with standards generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the managing partner, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Partnership at June 30, 2002, and the results of its operations and cash flows for the six months then ended. It is suggested that these financial statements be read in conjunction with Form S-11 filed with the Securities and Exchange Commission on April 25, 1985 and with the financial statements and notes contained in the Partnership's Form 10-K for the year ended December 31, 2001.

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

OPERATIONS

The Partnership has operated the Pavilion Apartments, located in West Palm Beach, Florida since January 1985.

The project operated with occupancies in the mid-to-low 90% range for the second quarter of 2002. Physical occupancy stands at 95.2% as of August 9, 2002. Of the 14 vacant apartments (excluding the one vacant model apartment) 9 are available for rent with the remaining 5 apartments pre leased for August occupancy.

Rental revenues increased to $618,180 from $610,645 and to $1,232,333 from $1,194,104 for the three and six month periods ended June 30, 2002, as compared to the comparable periods of the prior year. These increases resulted from increased rental rates at the project together with some increases in application fees and redecoration fees received, which more than offset increased service apartment and rent up allowance expenses.

Tender offer revenues during the first and second quarters of 2002 represented fees received for transfers of limited partnership units under the two tender offers completed during those quarters. This income was offset by the tender offer expenses during the second quarter of 2002 for fees for preparation of the 14d-9 form and expenses of filing the form and mailing of the tender offer response to the limited partners. Both the tender offer income and expenses are non-recurring items.

Operating expenses, consisting mainly of real estate taxes, repairs and maintenance and utilities decreased to $161,624 from $192,882 and increased to $346,813 from $337,781 for the comparable three and six month periods of 2002 and 2001 respectively. The increased spending for repairs and maintenance during the first quarter of 2002 was reversed during the second quarter which showed a reduction in spending as compared to the prior year. This was the primary reason for the increase for the six month periods while showing a decrease for the three month periods. A similar pattern was shown for water and sewer charges which showed an increase for the first quarter of 2002 with a reduction for the second quarter as compared to the prior year.

During the second quarter of 2002 the following sums were expended on capitalizable replacements.

         Item                             Amount spent

Stoves/Refrigerators/Dishwashers          $     4,547
Carpeting                                      21,051
Security Lighting                               1,400
Tile Replacement                                5,475
Counter Tops                                    2,901
A/C Replacements                                6,091
                                          -----------

Total:                                    $    41,465
                                          ===========

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF  OPERATIONS
------------------------------------------------------------------------------





General and administrative expenses increased to $222,956 from $192,196 and increased to $412,796 from $391,127 for the comparable three and six month periods of the prior year respectively. This result reflects increases in payroll and court costs and eviction expenses during the periods. In addition, as discussed below, there was a substantial increase in insurance expense for the second quarter of 2002 as compared to 2001.

Insurance:

The second quarter general and administrative expenses showed an increase of $17,143 in insurance expense as compared to 2001. While the annual premium for combined coverages for the 2001/2002 insurance year was $118,770, the renewal premium for the period from April 14, 2002 through April 13, 2003, has increased substantially. The individual components of the premium are: property coverage - $178,081.42; Basic liability coverage - $40,884.48; and, umbrella liability coverage - $5,083.10; for an aggregate annual premium of $224,049. This increase is a result of overall increases in property insurance costs in the country as well as the withdrawal of a number of insurance companies from the Florida insurance market. In addition to the increase in premium for this coverage, certain limitations have also been added on the coverage itself. The wind/hail deductible has been increased from 3% to 5% and a minimum wind/hail damage claim of $250,000 per occurrence has been added. Finally, the insurance brokers attempting to place this coverage were unable to obtain a quotation solely from insurance carriers admitted to issue coverage in the state of Florida. Consequently, although companies (both admitted and non-admitted) sharing this coverage are all rated by A.M. Best as Excellent/Secure or better, in the event of insolvency of such company, any potential liability not covered by the non-admitted insurance companies would not be covered by the Florida Insurance Guaranty Association. Each of the seven insurance companies participating in the coverage are assigned a financial size category by A.M. Best of $250 Million dollars or greater.

Because the insurance premium has increased substantially over last year's premium, the insurance escrow held by the first mortgagee has insufficient funds available to pay the renewal premium. The Partnership has reached an agreement with the mortgagee of the Pavilion Apartments for the use of various escrow funds held by the mortgagee for the payment of this premium, and for the financing of the balance of the premium with the insurance agent for the property. An aggregate of approximately $181,405 will be utilized from the real estate tax escrow, insurance escrow and replacement reserve escrow towards the premium payment. The balance of approximately $38,300 will be paid without interest over a nine month period. The monthly escrow deposits required by the first mortgage have been adjusted to reestablish the respective escrows to their required balances over the next year.

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

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


PART II - OTHER INFORMATION
------------------------------------------------------------------------------


Item 1. Legal Proceedings

In July 2001, Mario Raymond, as plaintiff, filed a lawsuit (the "Raymond Lawsuit"), Case No: 0101164412, in the Circuit Court of the Seventeenth Judicial Circuit, Broward County Florida. Named defendants in the action were: (a) the Partnership, (b) FJS Properties, Inc., the general partner of the Partnership, and (c) MSL Property Management, Inc., the onsite managing agent of the Pavilion Apartments. Plaintiff alleged that he was a tenant at the Pavilion Apartments in September 1997, and that "a burner of the kitchen stove supplied by defendants turned on by itself, overheating and boiling hot oil on said burner creating a fire." Plaintiff alleged that "as a result, he became severely burned over 23% of his body." Plaintiff further alleged that "the defendants had previously been notified that the kitchen stove had a propensity to turn on by itself and asked that it be replaced." Plaintiff claims defendants breached their duty to maintain the apartment in a safe and careful manner causing injury to Plaintiff. Plaintiff seeks damages "in excess of Fifteen Thousand ($15,000.00) Dollars" for injuries, pain and suffering, lost wages, medical expenses, and other items both presently and in the future. There is no limit on the damages claimed or which could be awarded.

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

The Partnership and MSL Property Management, Inc. have engaged an attorney to represent the defendants in the Raymond Lawsuit. In addition, at the present time the excess liability carrier has agreed to assume the defense of the lawsuit. The attorney retained by the Partnership and MSL will continue to represent those parties to monitor the litigation and protect the interests of his clients. The Partnership is unable at this time to predict the outcome of the lawsuit or to quantify the potential liability of the Partnership in this action.

FJS PROPERTIES FUND I, L.P.
------------------------------------------------------------------------------


PART II - OTHER INFORMATION
------------------------------------------------------------------------------


Item 5. Other Information

Tender Offer:

During June 2002, units were transferred to two entities which acquired the units through separate tender offers. The following units were transferred to the indicated purchasers:


   Number of        Number of    Purchaser                 Price Per Unit
    Limited      Selling Limited
Partnership Units   Partners

      1,414            76        Everest FJS Investors LLC
                                 199 S Los Robles Ave
                                 Suite 440
                                 Pasadena, CA 91101             $160

       817             42        Kodiak Partners III
                                 4 Orinda Way
                                 Suite 220-D
                                 Orinda, CA 94563               $175

Registrant was advised that Donald F. Conway, C.P.A. as the Trustee in the Chapter 11 Bankruptcy Proceeding involving Robert E. Brennan as Debtor, pending in the United States Bankruptcy Court for the District of New Jersey (Case No 95-35502) had entered into a contract for the sale of the trustee's 80% interest in the common stock of the general partner of Registrant to Pavilion Apartments LLC, a Florida limited liability company. On April 22, 2002, an order was entered by the Bankruptcy Court approving the sale. Registrant has subsequently been advised that the purchaser under this contract has elected not to close under the contract. Registrant has been advised that the Trustee is presently seeking other purchasers for his interest.

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


                                       FJS PROPERTIES FUND I, L.P.




Date: August 8, 2002                   By: /s/ Andrew C. Alson
                                          ----------------------------------
                                         Andrew C. Alson
                                         (President and Chief Financial Officer)
                                         FJS Properties, Inc.
                                         General Partner